Form 10QSB
period 1999-06-30
WHITE ROCK ENTERPRISES LTD
filed 1999-11-18
CIK 1079287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 1999
                         Commission File Number 0-26839

                          WHITE ROCK ENTERPRISES, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEVADA                                   88-0407246
  ------------------------                          ----------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)


                    12507 CAMPO ROAD, SPRING VALLEY, CA 91978
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 699-1758
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  [X]         No   [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of June 30, 1999, the registrant had 8,160,000 shares of common stock, $.001 par value, issued and outstanding.

PART I      FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS


                          WHITE ROCK ENTERPRISES, LTD.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED


                                     ASSETS

                                                         June 30,
                                                           1999
                                                         --------
CURRENT ASSETS
     CASH                                                  4,489

                                                           -----
TOTAL CURRENT ASSETS                                       4,489

FIXED ASSETS

                                                           -----
NET FIXED ASSETS                                               0

OTHER ASSETS
     ORGANIZATION COSTS                                        0
     LESS AMORTIZATION                                         0

                                                           -----
TOTAL OTHER ASSETS                                             0

                                                           -----
TOTAL ASSETS                                               4,489
                                                           =====

                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

                                                           -----
TOTAL CURRENT LIABILITIES                                      0

LONG TERM LIABILITIES

                                                           -----
TOTAL LONG TERM LIABILITIES                                    0

                                                           -----
TOTAL LIABILITIES                                              0

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value                        8,160
     50,000,000 shares authorized, 8,160,000 issued
     and outstanding

     ADDITIONAL PAID IN  CAPITAL                          -2,060

     BEGINNING RETAINED DEFICIT                                0
     NET LOSS                                             -1,611

                                                           -----
     ENDING RETAINED DEFICIT                              -1,611

                                                           -----
TOTAL STOCKHOLDERS' EQUITY                                 4,489

                                                           -----
TOTAL LIAB & STOCKHOLDERS' EQUITY                          4,489
                                                           =====


                       SEE NOTES TO FINANCIAL STATEMENTS

                          WHITE ROCK ENTERPRISES, LTD.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
        For The Period October 8, 1998 (inception) through June 30, 1999

                                    UNAUDITED

                                         June 30,
                                           1999
                                         -------
REVENUE
                                         ---------
TOTAL REVENUE                                    0

DIRECT COSTS



                                         ---------
TOTAL COST OF GOODS SOLD                         0

                                         ---------
GROSS PROFIT                                     0

OPERATING EXPENSES

  MANAGEMENT FEES                              100
  OFFICE EXPENSE                                11
  ACCOUNTING & AUDIT FEES                    1,500


                                         ---------
TOTAL OPERATING EXPENSES                     1,611


                                         ---------
LOSS FROM OPERATIONS                        -1,611


OTHER INCOME & EXPENSE


                                         ---------
TOTAL OTHER INCOME & EXPENSE                     0

                                         ---------
LOSS BEFORE TAXES                           -1,611


                                         ---------
NET LOSS                                    -1,611
                                         =========


NET LOSS PER SHARE                             NIL


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                       8,160,000


                       SEE NOTES TO FINANCIAL STATEMENTS

                          WHITE ROCK ENTERPRISES, LTD.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        For The Period October 8, 1998 (inception) through June 30, 1999
                                   UNAUDITED


                                                   June 30,
                                                     1999
                                                   --------
CASH FLOWS FROM OPERATING ACTIVITIES

   NET INCOME (LOSS)                               -1,611

   ADJ TO RECONCILE NET INCOME (LOSS) TO NET
   CASH USED IN OPERATING ACTIVITIES:

   AMORTIZATION                                         0

   CHANGES IN ASSETS AND
   LIABILITIES                                          0

                                                    -----
NET CASH FLOWS FROM OPERATING ACTIVITIES           -1,611


CASH FLOWS FROM INVESTING ACTIVITIES:

   ORGANIZATION COSTS                                   0

                                                    -----
NET CASH FLOWS FROM INVESTING ACTIVITIES                0



CASH FLOWS FROM FINANCING ACTIVITIES:

   ISSUANCE OF COMMON
   STOCK FOR CASH                                   6,100

                                                    -----
NET CASH FLOWS FROM FINANCING ACTIVITIES            6,100


NET INCREASE (DECREASE) IN CASH                     4,489

CASH AT BEGINNING OF PERIOD                             0
                                                    -----

CASH AT END OF PERIOD                               4,489



                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS


1.   MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 1999, and the results of operations from October 8, 1998 (inception) through June 30, 1999, and the changes in cash from October 8, 1998 (inception) through June 30, 1999.


2.   INTERIM REPORTING

The Company's first year of operations (from inception on October 8, 1998) will end on September 30, 1999. The results of operations for the nine months ended June 30, 1999 (from inception on October 8, 1998 through June 30, 1999) are not necessarily indicative of the results to be expected for the remainder of the year.


3.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

The Company was incorporated in Nevada on October 8, 1998. The Company is a development stage company and has not conducted any business activities to date.


4.   Basis of Accounting

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


5.   Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 1999.

6.   Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


PART I   FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $1611 through June 1999 were due to operating expenses including management fees and audit fees. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

During the next twelve months, Management's business plan is for the Company to take the following steps to market its boot dryer product: before the Company can advance its business plan it must raise capital of $800,000 to $900,000 through the sale of securities via a private placement which is anticipated to take from one to six months; during months three through nine market the Company's consumer product to retail mass marketers and sporting goods stores and market its commercial product to ski and sports rental shops with a budget of $200,000; during months seven through twelve complete contracts with suppliers to produce the Company's product for delivery beginning in the first quarter after month twelve with a budget of $400,000 and provide funding for operating expenses with a budget of $100,000. Cash flow from sales is estimated to begin after the end of the next twelve months. The Company will face considerable risk in reaching each of its business plan milestones, such as cost overruns in each step, production delays in manufacturing, a lack of interest in the Company's product on the part of retailers and consumers, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company and no restrictions or limits have been discussed or considered, other than the loans shall be interest free. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow as detailed above, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity market.

PART II  OTHER INFORMATION

ITEM 1:    Not applicable.

ITEMS 2-4: Not applicable

ITEM 5:    Information required in lieu of Form 8-K: None

ITEM 6:    Exhibits and Reports on 8-K:

              a) Exhibit # 27.1, "Financial Data Schedule"

              b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1999


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         White Rock Enterprises, Ltd.




         Dated:   November 17, 1999      /s/ DENNIS J. CROOKS
                                         ---------------------------------------
                                         Dennis J. Crooks
                                         President and Chief Executive Officer