Form 10QSB/A
period 1999-06-30
WHITE ROCK ENTERPRISES LTD
filed 1999-11-30
CIK 1079287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              FORM 10-QSB, Amended

                 Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 1999
                         Commission File Number 0-26839

                          WHITE ROCK ENTERPRISES, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                     88-0407246
   ------------------------              ------------------------------------
   (State of Incorporation)              (I.R.S. Employer Identification No.)

                    12507 CAMPO ROAD, SPRING VALLEY, CA 91978
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 699-1758
                               -------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   [X]                           No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of June 30, 1999, the registrant had 8,160,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                          WHITE ROCK ENTERPRISES, LTD.
                         (a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED

                                     ASSETS

                                                            June 30
                                                             1999
CURRENT ASSETS
     CASH                                                      4,489
                                                          ----------
TOTAL CURRENT ASSETS                                           4,489

FIXED ASSETS
                                                          ----------
NET FIXED ASSETS                                                   0

OTHER ASSETS
     ORGANIZATION COSTS                                            0
     LESS AMORTIZATION                                             0
                                                          ----------
TOTAL OTHER ASSETS                                                 0
                                                          ----------
TOTAL ASSETS                                                   4,489
                                                          ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
                                                          ---------
TOTAL CURRENT LIABILITIES                                         0

LONG TERM LIABILITIES
                                                          ---------
TOTAL LONG TERM LIABILITIES                                       0
                                                          ---------
TOTAL LIABILITIES                                                 0

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value                           8,160
     50,000,000 shares authorized, 8,160,000 issued
     and outstanding

     ADDITIONAL PAID IN  CAPITAL                             -2,060

     BEGINNING RETAINED DEFICIT                                   0
     NET LOSS                                                -1,611
                                                          ---------
     ENDING RETAINED DEFICIT                                 -1,611

                                                          ---------
TOTAL STOCKHOLDERS' EQUITY                                    4,489
                                                          ---------
TOTAL LIAB & STOCKHOLDERS' EQUITY                             4,489
                                                          =========

                        SEE NOTES TO FINANCIAL STATEMENTS

                          WHITE ROCK ENTERPRISES, LTD.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
        For The Period October 8, 1998 (inception) through June 30, 1999
          And for the 3rd Quarter - April 1, 1999 through June 30, 1999
                                    UNAUDITED

                                                                 Oct 8 1998
                                                                 (Inception) -
                                           Apr 1 - Jun 30           June 30
                                               1999                  1999
REVENUE
                                             ---------            ---------
TOTAL REVENUE                                        0                    0

DIRECT COSTS
                                             ---------            ---------
TOTAL COST OF GOODS SOLD                             0                    0
                                             ---------            ---------
GROSS PROFIT                                         0                    0

OPERATING EXPENSES

  MANAGEMENT FEES                                    0                  100
  OFFICE EXPENSE                                     0                   11
  ACCOUNTING & AUDIT FEES                        1,500                1,500
                                             ---------            ---------
TOTAL OPERATING EXPENSES                         1,500                1,611

                                             ---------            ---------
LOSS FROM OPERATIONS                            -1,500               -1,611

OTHER INCOME & EXPENSE

                                             ---------            ---------
TOTAL OTHER INCOME & EXPENSE                         0                    0

                                             ---------            ---------
LOSS BEFORE TAXES                               -1,500               -1,611

                                             ---------            ---------
NET LOSS                                        -1,500               -1,611
                                             =========            =========

NET LOSS PER SHARE                                 NIL                  NIL

WEIGHTED AVERAGE NUMBER OF COMMON            8,160,000            8,160,000
SHARES OUTSTANDING

                        SEE NOTES TO FINANCIAL STATEMENTS

                          WHITE ROCK ENTERPRISES, LTD.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        For The Period October 8, 1998 (inception) through June 30, 1999
          And for the 3rd Quarter - April 1, 1999 through June 30, 1999
                                    UNAUDITED

                                                                    Oct 8 1998
                                                                   (Inception) -
                                                  Apr 1 - Jun 30      June 30
                                                      1999             1999
                                                  --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   NET INCOME (LOSS)                                   -1,500          -1,611

   ADJ TO RECONCILE NET INCOME (LOSS) TO NET
   CASH USED IN OPERATING ACTIVITIES:

   AMORTIZATION                                             0               0

   CHANGES IN ASSETS AND
   LIABILITIES                                              0               0

                                                    ---------       ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES               -1,500          -1,611

CASH FLOWS FROM INVESTING ACTIVITIES:

   ORGANIZATION COSTS                                       0               0

                                                    ---------       ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES                    0               0

CASH FLOWS FROM FINANCING ACTIVITIES:

   ISSUANCE OF COMMON
   STOCK FOR CASH                                           0           6,100
                                                    ---------       ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES                    0           6,100

NET INCREASE (DECREASE) IN CASH                        -1,500           4,489

CASH AT BEGINNING OF PERIOD                             5,989               0
                                                    ---------       ---------
CASH AT END OF PERIOD                                   4,489           4,489


                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.      MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 1999, and the results of operations from October 8, 1998 (inception) through June 30, 1999, and from April 1, 1999 through June 30, 1999, and the changes in cash from October 8, 1998 (inception) through June 30, 1999, and from April 1, 1999 through June 30, 1999. The accompanying financial statements have been adjusted as of June 30, 1999 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2.      INTERIM REPORTING

The Company's first year of operations (from inception on October 8, 1998) will end on September 30, 1999. The results of operations for the nine months ended June 30, 1999 (from inception on October 8, 1998 through June 30, 1999), and from April 1, 1999 and June 30, 1999, are not necessarily indicative of the results to be expected for the remainder of the year.

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

PART 1     FINANCIAL INFORMATION

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

PART II     OTHER INFORMATION

ITEM  1:       Not applicable.

ITEMS 2-4:     Not applicable

ITEM  5:       Information required in lieu of Form 8-K:  None

ITEM  6:       Exhibits and Reports on 8-K:

                      a) Exhibit #27.1, "Financial Data Schedule"

                      b) No reports on Form 8-K were filed during the fiscal
                         quarter ended June 30, 1999

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        White Rock Enterprises, Ltd.




        Dated: November 29, 1999   /S/ Dennis J. Crooks
                                  ---------------------------------------------
                                  Dennis J. Crooks
                                  President and Chief Executive Officer