Form 10KSB40
period 1999-09-30
WHITE ROCK ENTERPRISES LTD
filed 1999-12-21
CIK 1079287

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended September 30, 1999
                         Commission File Number 0-26839


                          WHITE ROCK ENTERPRISES, LTD.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


              NEVADA                                      88-0407246
              ------                                      ----------
  (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


         12507 CAMPO ROAD
         SPRING VALLEY, CA                                   91978
         -----------------                                ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


        (619)699-1758
        -------------
(ISSUER'S TELEPHONE NUMBER)


           SECURITIES TO BE REGISTERED UNDER SECTION 12(G) OF THE ACT:


                          Common Stock - .001 Par Value
                          -----------------------------
                                (TITLE OF CLASS)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  [X]            No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.

                 Yes  [X]            No [ ]

The corporation had no revenues for the year ended September 30, 1999.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 1999, based on the average selling price of one share of the Common Stock of the Company, was $306,000.

                                     PART I

                                     ITEM 1
                           DESCRIPTION OF THE BUSINESS

Business Development

White Rock Enterprises, Ltd. was incorporated in Nevada on October 8, 1998 for the purpose of developing and marketing its only product, a boot dryer that dries both boots and shoes for commercial and consumer use. In December 1998 the board of directors voted to raise capital and implement the Company's business plan. During February and March 1999 the Company raised capital through the sale of common stock to investors in order to meet its minimum operating expense obligations.

There have been no bankruptcy, receivership or similar proceedings.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of the Issuer

In 1996, Mr. Crooks developed the boot dryer concept and applied for a United States Patent for the boot dryer that the Company intends to market. The patent was granted to Mr. Crooks on October 13, 1998. On October 19, 1998, Mr. Crooks accepted the position of President of the Company. On October 28, 1998, the Company signed an exclusive license agreement with its President for use of his United States Patent in exchange for 50,000 shares of the Company's common stock. Mr. Crooks used his engineering experience and knowledge of electrical commercial products and mold design in developing and testing the boot dryer prototypes and master molds during evenings and weekends in his personal spare time. This product development and testing were done as an avocational exercise by Mr. Crooks, not the Company. Neither Mr. Crooks nor the Company were able to accurately estimate the total development and testing costs of the product or the market value of the product. When Mr. Crooks and the Board of Directors met to determine the value of the license, there was a meeting of the minds based upon individual judgement rather than quantifiable methods that 50,000 shares of common stock were fair consideration for the license of a product that, while ready to produce, had no precise accounting of development costs and no guaranteed customer market. This valuation was arbitrary and bears no relationship to assets, earnings, or market values or any other traditional economic value.

The Company's current consumer boot dryer product is considered by Management to be ready for marketing to retail mass marketers and sporting goods stores in regions that receive considerable amounts of rain and snow in the Northern United States and Canada. The Company's current commercial boot dryer product version is considered by Management to be ready for marketing to ski and sports rental shops in the Northern United States and Canada. The Company's product is unique in that it circulates massive amounts of room temperature air, thereby utilizing circulation evaporation to quickly remove the moisture from wet boots and shoes. Other boot dryers use heat in their drying process or utilize much slower air circulation. Utilizing the

Company's evaporation boot dryer at room temperature, drying times are much faster than heated boot dryers, while eliminating all of the heat damage to boot and shoe leather associated with heated boot dryers.

Product Development

In exchange for 50,000 shares of the Company's common stock, the Company received from the patent holder (the Company's current President) exclusive manufacturing and marketing license agreement rights for the boot dryer that included the completed product component designs, final master plastic injection molds, materials sourcing, prototype models, and completed product testing for durability, reliability, and performance. During the next twelve months the Company intends to accomplish the following milestones: during months one through six raise capital of $800,000 to $900,000 through the sale of securities through a private placement offering; during months three through nine market the Company's consumer product to retail mass marketers and sporting goods stores and market its commercial product to ski and sports rental shops; during month seven choose the manufacturing supplier and ship master molds and wiring schematics to manufacturer, during months eight through ten test prototypes, during months ten and eleven provide quality assurance review to manufacturer and complete product modifications, during month twelve final test and approve all components for product delivery beginning in the first quarter after month twelve.

Manufacturing and Distribution

The Company intends to utilize available product manufacturers to produce its boot dryer. The initial marketing efforts will require Management and commissioned sales representatives to market the boot dryer to retail outlets and ski and sports rental shops. Management estimates that boot dryer packaging artwork will cost approximately $15,000 based upon discussions with local commercial artists. Product manufacturing costs are approximately $10.00 in Asia to approximately $15.00 in the United States per boot dryer based upon non-binding discussions with manufacturers. Manufacturers will drop ship the Company's product to retailers for approximately $1.50 per boot dryer based upon non-binding discussions with manufacturers. Management estimates direct marketing costs to be approximately $2.00 per boot dryer. Management may use product representatives and pay them between 10% and 15% of sales to market its product. The Company anticipates charging a wholesale price of $25.00 to $30.00, depending on actual direct manufacturing costs. The Company cannot predict if it will raise sufficient equity financing to commence boot dryer product production. The Company cannot predict when it will be able to generate significant revenues and profits from operations to continue in business or fund anticipated growth.

Management intends to market its consumer boot dryer through retail outlets such as WalMart, K-Mart, Target, Sportsmart, and The Sports Authority stores. Management has no market or distribution agreements with the above retail outlets or any other retail outlets. Management also intends to market its commercial boot dryer through independent ski and sports rental shops in recreational areas. Management has no market or distribution agreements with any ski or sports rental shops. Once the Company is sufficiently funded, management will seek out distribution agreements with retail outlets and ski and sports rental shops.

Risk Factors

Investors in the Company should be particularly aware of the inherent risks associated with the Company's plans and product. These risks include a lack of independent market testing of the Company's product, lack of a proven market for the Company's product, lack of an assured manufacturer of its product, lack of equity funding, the limited experience of management, and the size of the Company compared to the size of its competitors. Although Management intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. Currently, Management is concentrating on positioning itself to advance its business plan. Management has no liquidation plans should the Company be unable to receive funding. Should the Company be unable to implement its business plan, Management would investigate all options available to retain value for the shareholders. Among the options that would be considered are: the sale of the rights to the boot dryer, acquisition of another product or technology, or a merger or acquisition (as a parent or target) of another business entity that has revenue and/or long-term growth potential. There are no pending arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions.

The current officers, Mr. Crooks and Ms. Boyd, are the sole officers, directors and founders of the company and have control in directing the activities of the company. They are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, the officers and directors of the company may face a conflict of interest. The Company has not formulated a plan to resolve any conflicts that may arise.

New Products or Services

The Company has no new product or service planned or announced to the public.

Competition

The size and financial strengths of the Company's competitors, such as Air Dry Systems, PEET, and Snap Dry, are substantially greater than those of the Company. However, management believes that the Company can effectively compete with those other companies because of the unique nature of its product. The Company's uniqueness is based upon its evaporation design which uses only room temperature and forced air movement, unlike other competitors using heat processes or much slower air circulation. This unique feature, Management believes, will allow the Company's boot dryer to compete effectively in the market. Management is not aware of any significant barriers to the Company's entry into the retail boot dryer market, however, the Company at this time cannot ascertain its exact market share of the boot dryer product category.

Manufacturers and Suppliers

Boot dryer manufacturing is available through various suppliers such as Pegasus in China or Avery Molding in the United States. At this time the Company has no formal contracts with any suppliers or manufacturers and will not initiate negotiations with any potential suppliers or manufactures until such time as the Company has sufficient funding per its business plan.

Major Customers

The Company intends to sell its products through a variety of retail outlets to the public and will not depend on any one or a few major customers.

Licenses

On October 28, 1998, the Company signed an exclusive license agreement with its President for use of United States Patent number 5,819,433 for the boot dryer product. The Company issued

50,000 shares of its common stock in exchange for a ten year exclusive right to development, manufacturing, marketing, sale, sub-licensing, and any and all usages of the boot dryer in the United States and throughout the world. After ten years the license is subject to automatic renewal each year thereafter, subject to written notification, sixty days in advance to the renewal, by both parties of the license agreement. The Company was formed by its two directors for the purpose of having a corporate entity in order to design, produce, and market the boot dryer product. The President was the creating force to design the boot dryer and the company is the sole holder of the rights to the intellectual property per its licensing agreement with the President.

Research & Development

All research and development costs since inception have been immaterial in cost and will not be passed on to customers.

Government Approval

The Company does not need any governmental approval of its principal product. The Company's business is not subject to material regulation by federal, state, or local governmental agencies.

Employees

The Company's only employees are its two officers who will devote as much time as the board of directors determines is necessary to manage the affairs of the Company. The officers intend to work on a full time basis when the Company is able to provide proper remuneration.

Year 2000 Disclosure

Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

Based on a recent and ongoing assessment, the Company has determined that any purchased software will be off-the-shelf software that will be certified Year 2000 compatible for all of its computing requirements. The Company presently believes that with modifications to existing off-the-shelf software or conversions to new software, the Year 2000 issue will not pose significant operational problems and will not materially affect future financial results.

The Company currently anticipates purchasing new off-the-shelf Year 2000 compatible software prior to any anticipated impact on operating systems. The total cost of this new software is not anticipated to be a material expense to the Company at this time. If, in spite of management's best efforts, these new off-the-shelf software products are not adequately modified, resulting date-induced systems failures could have a material adverse effect on the Company's results of operations.

                                     ITEM 2
                             DESCRIPTION OF PROPERTY

The Company's principal executive office address and telephone number are provided by a Director of the Company at no cost. Management considers the Company's current principal office space arrangement adequate for current and short-term estimated growth.

                                     ITEM 3
                                LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders, through the solicitation of proxies or otherwise.

                                     PART II

                                     ITEM 5
         MARKET FOR COMMON EQUITY AND OTHER RELATED STOCKHOLDER MATTERS

The Company, upon approval of the SEC, will file for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

As of the date of this filing, there is no public market for the Company's securities. As of September 30, 1999, the Company had 56 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no current public offering of equity. The Board will be seeking methods of raising additional working capital during the next twelve months. Methods under consideration by the Board include a loan from a financial institution or a private equity or debt offering.

                                     ITEM 6
                          MANAGEMENTS PLAN OF OPERATION

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The loss through September 1999 were due to operating expenses, audit and filings fees including management fees for bookkeeping services. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

During the next twelve months, Management's business plan is for the Company to take the following steps to market its boot dryer product: during months one through six raise capital of $800,000 to $900,000 through the sale of securities via a private placement; during months three through nine market the Company's consumer product to retail mass marketers and sporting goods stores and market its commercial product to ski and sports rental shops with a budget of $200,000; during months seven through twelve complete contracts with suppliers to produce the Company's product for delivery beginning in the first quarter after month twelve with a budget of $400,000 and provide funding for operating expenses with a budget of $100,000. Cash flow from sales is estimated to begin after the end of the next twelve months. The Company will face considerable risk in reaching each of its business plan milestones, such as cost overruns in each step, production delays in manufacturing, a lack of interest in the Company's product on the part of retailers and consumers, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company and no restrictions or limits have been discussed or considered, other than the loans shall be interest free. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow as detailed above, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity market.

There are no current plans for additional product research and development. There are no current plans to purchase or sell any significant amount of fixed assets. The Company's business plan provides for an increase of thirty two employees during the next twelve months.

                                     ITEM 7
                              FINANCIAL STATEMENTS

The audited financial statements of the Company and related notes which are included in this offering have been examined by Barry L. Friedman, PC, and have been so included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.

                          WHITE ROCK ENTERPRISES, LTD.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                      PAGE #
                                                                      ------
INDEPENDENT AUDITORS REPORT                                               F1

ASSETS                                                                    F2

LIABILITIES AND STOCKHOLDERS' EQUITY                                      F2

STATEMENT OF OPERATIONS                                                   F3

STATEMENT OF STOCKHOLDERS' EQUITY                                         F4

STATEMENT OF CASH FLOWS                                                   F5

NOTES TO FINANCIAL STATEMENTS                                         F6-F10

                      [BARRY L. FRIEDMAN, P.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

Board of Directors                                             December 15, 1999
White Rock Enterprises, Ltd.
San Diego, California

        I have audited the accompanying Balance Sheets of White Rock Enterprises, Ltd. (A Development Stage Company), as of September 30, 1999 and the related statements of operations, stockholders' equity and cash flows for the period October 8, 1998 (inception) to September 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Rock Enterprises, Ltd. (A Development Stage Company), as of September 30, 1999, and the results of its operations and cash flows for the period October 8, 1998 (inception) to September 30, 1999, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BARRY L. FRIEDMAN
---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414


                                     - F1 -

                          WHITE ROCK ENTERPRISES, LTD.
                          (A Development Stage Company)
                               September 30, 1999

                                  BALANCE SHEET

                                     ASSETS

CURRENT ASSETS
    Cash                                                   $ 1,042
                                                           -------
    TOTAL CURRENT ASSETS                                   $ 1,042
                                                           -------
OTHER ASSETS                                               $     0
                                                           -------
    TOTAL OTHER ASSETS                                     $     0
                                                           -------
TOTAL ASSETS                                               $ 1,042
                                                           -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                        $     0
                                                           -------
    TOTAL CURRENT LIABILITIES                              $     0
                                                           -------

STOCKHOLDERS' EQUITY (Note #4)
    Common stock
    Par value $0.001
    Authorized 50,000,000 shares
    Issued and outstanding at

    September 30, 1999 -
    8,160,000 shares                                       $ 8,160

    Additional Paid-In Capital                              -2,060

    Deficit accumulated during
    The Development stage                                   -5,058
                                                           -------
TOTAL STOCKHOLDERS' EQUITY                                 $ 1,042
                                                           -------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                       $ 1,042
                                                           -------

    The accompanying notes are an integral part of these financial statements


                                     - F2 -

                          WHITE ROCK ENTERPRISES, LTD.
                          (A Development Stage Company)
               October 8, 1998 (inception), to September 30, 1999

                             STATEMENT OF OPERATIONS

INCOME
Revenue                                             $        0
                                                    ----------

EXPENSES

Management Fee                                      $      100
Office Expense                                             742
Accounting and Audit Fees                                1,500
Licenses and Fees                                        2,716
                                                    ----------

        TOTAL EXPENSES                              $    5,058
                                                    ----------

NET PROFIT/LOSS (-)                                 $   -5,058
                                                    ----------

Net Profit/Loss(-)
per weighted share
(Note #1)                                           $   -.0006
                                                    ----------
Weighted average
Number of common
shares outstanding                                   8,160,000
                                                    ----------

    The accompanying notes are an integral part of these financial statements


                                     - F3 -

                          WHITE ROCK ENTERPRISES, LTD.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             Additional       Accumu-
                                  Common          Stock        paid-in         lated
                                  Shares         Amount        Capital        Deficit
                                ---------        ------      ----------       -------
October 28, 1998
Issued for Services               100,000        $  100       $     0

March 31, 1999
Issued for Cash                    60,000            60         5,940

May 15, 1999
Forward Stock Split
51:1                            8,000,000         8,000        -8,000

Net loss October 8,
1998 (inception) to
September 30, 1999                                                              -5,058
                                ---------        ------       --------         -------
Balance,
September 30, 1999              8,160,000        $8,160       $ -2,060         $-5,058
                                ---------        ------       --------         -------


    The accompanying notes are an integral part of these financial statements


                                     - F4 -

                          WHITE ROCK ENTERPRISES, LTD.
                          (A Development Stage Company)
               October 8, 1998 (inception), to September 30, 1999

                             STATEMENT OF CASH FLOWS

CASH FLOWS FROM
OPERATING ACTIVITIES
    Net Loss                                 $-5,058

    Adjustment to
    Reconcile net loss
    To net cash provided
    by operating
    Activities
    Issue Common Stock
    For Services                                +100

Changes in assets and
Liabilities                                        0
                                             -------

NET CASH USED IN
OPERATING ACTIVITIES                         $-4,958

CASH FLOWS FROM
INVESTING ACTIVITIES                               0

CASH FLOWS FROM
FINANCING ACTIVITIES

    Issuance of Common
    Stock for Cash                            +6,000
                                             -------

Net Increase (decrease)                      $+1,042

Cash,
Beginning of period                                0
                                             -------

Cash, End of Period                          $ 1,042
                                             -------


    The accompanying notes are an integral part of these financial statements


                                     - F5 -

                          WHITE ROCK ENTERPRISES, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

        The Company was organized OCTOBER 8, 1998, under the laws of the State of Nevada as WHITE ROCK ENTERPRISES, LTD. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting Method

                The Company records income and expenses on the accrual method.

        Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and equivalents

                The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1999.


                                     - F6 -

                          WHITE ROCK ENTERPRISES, LTD.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

        NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Income Taxes

                Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

        Reporting on Costs of Start-Up Activities

                Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

        Loss Per Share

                Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 1999, the Company had no dilative common stock equivalents such as stock options.

        Year End

                The Company has selected September 30th as its fiscal year-end.


                                     - F7 -

                          WHITE ROCK ENTERPRISES, LTD.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

        NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction

                The Company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

        Year 2000 Disclosure

                Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

                The company's potential software suppliers have verified that they will provide only certified "Year 2000" compatible software for all of the company's computing requirements. Because the company's products and services are sold to the general public with no major customers, the company believes that the "Year 2000" issue will not pose significant operational problems and will not materially affect future financial results.

        NOTE 3 - INCOME TAXES

                There is no provision for income taxes for the period ended September 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 1999 is as follows:

                Net operation loss carry forward           $5,058
                Valuation allowance                        $5,058

                Net deferred tax asset                     $    0


                                     - F8 -

                          WHITE ROCK ENTERPRISES, LTD.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

NOTE 4 - STOCKHOLDERS' EQUITY

        Common Stock

        The authorized common stock of the corporation consists of 50,000,000 shares with a par value $.001 per share.

        Preferred Stock

        The corporation has no preferred stock.

        On October 28, 1998, the Company issued 100,000 shares of its $0.001 par value common stock to its directors. Fifty thousand (50,000) shares to one director for a license agreement and Fifty-Thousand (50,000) shares to a director for services.

        On March 31, 1999, the Company issued 60,000 shares of its $0.001 par value common stock for cash of $6,000.00.

        On May 15, 1999, the Company approved a forward stock split on the basis of 51:1, thus increasing the common stock from 160,000 shares to 8,160,000 common shares.

NOTE 5 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.


                                     - F9 -

                          WHITE ROCK ENTERPRISES, LTD.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

NOTE 6 - RELATED PARTY TRANSACTIONS

        The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - WARRANTS AND OPTIONS

        There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 - LICENSE AGREEMENT

        On October 28, 1998, the Company signed an exclusive license agreement with its President for the use of his United States Patent for a boot dryer product. The Company issued 50,000 shares of its common stock in exchange for a ten year exclusive right to the development, manufacturing, marketing, sale, sublicensing, and any and all usages of the boot dryer in the United States and throughout the world. After ten years the license is subject to automatic renewal each year thereafter, subject to written notification, sixty days in advance to the renewal, by both parties of the license agreement.

                                     - F10 -

                                     ITEM 8

           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                        CONTROL AND FINANCIAL DISCLOSURE

None.

                                    PART III

                                     ITEM 9
         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company, all of those whose terms will expire at the 2000 shareholder meeting, or at such a time as their successors shall be elected and qualified, are as follows:

Name & Address                  Age      Position          Date First Elected
--------------                  ---      --------          ------------------
Dennis J. Crooks                54       President,        10/19/98
13983 Humo Drive                         Director
Poway, CA 92064

Sharon A. Boyd                  52       Sec/Treas         10/19/98
12507 Campo Road                         Director
Spring Valley, CA 91978

Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgement, or Decree of any Court of competent jurisdiction, of any regulatory agency enjoining him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities nor has any such person been the subject of any Order of a State authority barring or suspending for more than sixty (60) days, the right of such a person to be engaged in such activities or to be associated with such activities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Resumes

Dennis J. Crooks, President & Director

1991 - Current  Owner and president, Q.R.I. Corporation. Engineering and design consulting contractor providing engineering services in the fields of manufacturing, automotive, electrical, mechanical, plastics, and mold construction. Responsible for marketing, engineering certifications, engineering design, and mold design. Supervise a staff of two to five employees in product design and testing and prototype mold construction.

                B.A. in Industrial Technology

Sharon A. Boyd, Secretary, Treasurer & Director

1994 - Current  Owner and president, B.G. Consultants, Inc. Providing bookkeeping, income tax services and sales and payroll tax compliance to a variety of business clients including, engineering companies, contractors, and manufacturers. Supervise a staff of two. Her clients range in size from $100,000 to $2,000,000 in annual revenues. Provides bookkeeping and administrative services to Q.R.I. Corporation owned by Dennis J. Crooks.


                                     ITEM 10
                             EXECUTIVE COMPENSATION

The company's current officers receive no compensation.

                           SUMMARY COMPENSATION TABLE

                                           Other      Restricted
Name &                                     annual       stock                   LTIP      All other
principle                Salary   Bonus    compen-      awards      Options    Payouts     compen-
position        Year       ($)     ($)    sation($)      ($)         SARs       ($)       sation ($)
----------      ----     ------   -----   ---------   ----------    -------    -------    ----------
D. Crooks       1998       -0-     -0-      -0-          -0-         -0-        -0-          -0-
President

S Boyd          1998       -0-     -0-      -0-          -0-         -0-        -0-          -0-
Director

There are no current employment agreements between the Company and its executive officers.

The Directors and Principal Officers have worked with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors' participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $12,000 at each month end. When positive cash flow reaches $12,000 at each month end and appears sustainable the board of directors will readdress compensation for key personnel and enact a plan at that time which will that benefits the Company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.

                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock through the most current date - Sept. 30,1999:

Title Of        Name &                           Amount &               Percent
Class           Address                          Nature of owner        Owned
--------        -------                          ---------------        -------
Common          Dennis J. Crooks                 2,550,000 (a)          31.3%
                13983 Humo Drive
                Poway, CA 92064

Common          Sharon A. Boyd                   2,550,000 (b)          31.3%
                12507 Campo Road
                Spring Valley, CA 91978

Total                                            5,100,000              62.6%

(a) Mr. Crooks individually received for exclusive license rights 50,000 shares of the Company's common stock on October 28, 1998, an additional 2,500,000 shares of the Company's common stock were issued to him per a stock split on May 15, 1999.

(b) Ms. Boyd individually received for bookkeeping and administrative services 50,000 shares of the Company's common stock on October 28, 1998, an additional 2,500,000 shares of the Company's common stock were issued to her per a stock split on May 15, 1999.

                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's principal executive office address and telephone number are provided by Sharon A. Boyd, a Director of the Company, at no cost.

                                     ITEM 13
                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 11     Statement re: computation of per share earnings       See Financial Stmt.
Exhibit 23     Consent of Barry L. Friedman, P.C.                    Included
Exhibit 27     Financial Data Schedule                               Included

Reports filed on Form 8-K                                            None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           White Rock Enterprises, Ltd.



Date 12/20/99                              By /s/ DENNIS CROOKS
    -------------------------------          ----------------------------------
                                             Dennis Crooks, President & Director


Date 12/20/99                              By /s/ SHARON A. BOYD
    -------------------------------          ----------------------------------
                                             Sharon A. Boyd, Director