Form 10QSB
period 1999-12-31
WHITE ROCK ENTERPRISES LTD
filed 2000-02-09
CIK 1079287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 1999
                         Commission File Number 0-26839

                          WHITE ROCK ENTERPRISES, LTD.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                  88-0407246
        ------------------                         ---------------
     (State of Incorporation)              (I.R.S. Employer Identification No.)

                    12507 CAMPO ROAD, SPRING VALLEY, CA 91978
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

As of December 31, 1999, the registrant had 8,160,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                          WHITE ROCK ENTERPRISES, LTD.
                         ( a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED


                                     ASSETS

                                                              Dec 31      Dec 31
                                                               1999        1998
CURRENT ASSETS
     CASH                                                        207           0

                                                              ------------------
TOTAL CURRENT ASSETS                                             207           0

FIXED ASSETS

                                                              ------------------
NET FIXED ASSETS                                                   0           0

OTHER ASSETS
     ORGANIZATION COSTS                                            0           0
     LESS AMORTIZATION                                             0           0

                                                              ------------------
TOTAL OTHER ASSETS                                                 0           0

                                                              ------------------
TOTAL ASSETS                                                     207           0
                                                              ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

                                                              ------------------
TOTAL CURRENT LIABILITIES                                          0           0

LONG TERM LIABILITIES

                                                              ------------------
TOTAL LONG TERM LIABILITIES                                        0           0

                                                              ------------------
TOTAL LIABILITIES                                                  0           0

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value                            8,160         100
     50,000,000 shares authorized, 8,160,000 issued
     and outstanding at 12/31/99, 100,000 issued
     and outstanding at 12/31/98

     ADDITIONAL PAID IN  CAPITAL                              -2,060           0

     BEGINNING RETAINED DEFICIT                               -5,058           0
     NET LOSS                                                   -835        -100

                                                              ------------------
     ENDING RETAINED DEFICIT                                  -5,893        -100

                                                              ------------------
TOTAL STOCKHOLDERS' EQUITY                                       207           0

                                                              ------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                                207           0
                                                              ==================



                        SEE NOTES TO FINANCIAL STATEMENTS

                          WHITE ROCK ENTERPRISES, LTD.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                  For The Three Months Ended December 31, 1999

                                    UNAUDITED


                                                      Dec 31            Dec 31
                                                       1999              1998
REVENUE

                                                     ---------------------------
TOTAL REVENUE                                                0                 0

DIRECT COSTS


                                                     ---------------------------
TOTAL COST OF GOODS SOLD                                     0                 0

                                                     ---------------------------
GROSS PROFIT                                                 0                 0

OPERATING EXPENSES

  MANAGEMENT FEES                                            0               100
  OFFICE EXPENSE                                           235                 0
  ACCOUNTING & AUDIT FEES                                    0                 0
  FILING FEES                                                0
  LICENSES & FEES                                          600
                                                     ---------------------------
TOTAL OPERATING EXPENSES                                   835               100


                                                     ---------------------------
LOSS FROM OPERATIONS                                      -835              -100


OTHER INCOME & EXPENSE


                                                     ---------------------------
TOTAL OTHER INCOME & EXPENSE                                 0                 0

                                                     ---------------------------
LOSS BEFORE TAXES                                         -835              -100


                                                     ---------------------------
NET LOSS                                                  -835              -100
                                                     ===========================


NET LOSS PER SHARE                                         NIL               NIL


WEIGHTED AVERAGE NUMBER OF COMMON                    8,160,000           100,000
SHARES OUTSTANDING



                        SEE NOTES TO FINANCIAL STATEMENTS

                          WHITE ROCK ENTERPRISES, LTD.
                          (a Development Stage Company)
                           For the Three Months Ended
                            STATEMENTS OF CASH FLOWS



                                                              Dec 31      Dec 31
                                                               1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES

   NET INCOME (LOSS)                                            -835           0

   ADJ TO RECONCILE NET INCOME (LOSS) TO NET
   CASH USED IN OPERATING ACTIVITIES:

   AMORTIZATION                                                    0           0

   CHANGES IN ASSETS AND
   LIABILITIES                                                     0           0

                                                              ------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                        -835           0


CASH FLOWS FROM INVESTING ACTIVITIES:

   ORGANIZATION COSTS                                              0           0

                                                              ------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                           0           0


CASH FLOWS FROM FINANCING ACTIVITIES:

   ISSUANCE OF COMMON
   STOCK FOR CASH                                                  0           0

                                                              ------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                           0           0


NET INCREASE (DECREASE) IN CASH                                 -835           0

CASH AT BEGINNING OF PERIOD                                    1,042           0
                                                              ------------------

CASH AT END OF PERIOD                                            207           0



                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.      MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of December 31, 1999 and 1998, and the results of operations for the three months ended December 31, 1999 and 1998, and the changes in cash for the three months ended December 31, 1999 and 1998. The accompanying financial statements have been adjusted as of December 31, 1999 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2.        INTERIM REPORTING

The results of operations for the three months ended December 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the remainder of the year.

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

5.      Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 1999.

NOTES TO FINANCIAL STATEMENTS

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

PART 1  FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $835 through December 1999 were due to operating expenses including licenses and fees and office expenses. The losses of $100 through December 1998 were due to operating expenses of fees. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

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

ITEM 1         Not applicable.

ITEMS 2-4:     Not applicable

ITEM 5:        Information required in lieu of Form 8-K:  None

ITEM 6:        Exhibits and Reports on 8-K:

                      a)  Exhibit # 27.1, "Financial Data Schedule"

                      b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1999



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        White Rock Enterprises, Ltd.



        Dated: February 7, 2000         /s/ DENNIS J. CROOKS
                                        ----------------------------------------
                                        Dennis J. Crooks
                                        President and Chief Executive Officer