Form 10QSB
period 2000-03-31
WHITE ROCK ENTERPRISES LTD
filed 2000-05-18
CIK 1079287

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2000
                         Commission File Number 0-26839

                          WHITE ROCK ENTERPRISES, LTD.
             (Exact name of registrant as specified in its charter)

       NEVADA                                           88-0407246
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                     2600 72ND STREET, URBANDALE, IOWA 50322
               (Address of Principal Executive Offices) (Zip Code)

                                 (515) 331-0560
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]         No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of March 31, 2000, the registrant had 7,856,000 shares of common stock, $.001 par value, issued and outstanding and remains obligated to issue an additional
(i) 10,000,000 shares of common stock, $.001 par value; and (ii) 10,000 shares of convertible preferred stock which is convertible into 10,000,000 shares of common stock, $.001 par value, on February 28, 2002; all of which are to be issued pursuant to the merger of ISES Corporation with and into the Company.

PART I   FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

White Rock Enterprises, Ltd.
 Balance Sheets (Unaudited)
 March 31, 2000 and September 30, 1999

                                                                                          March 31,       September 30,
                                                                                            2000               1999
                                                                                         ---------        -------------
Assets
Cash and cash equivalents                                                                $ 248,065          $  22,102
Accounts receivable - trade                                                                137,725            126,276
Other current assets                                                                        24,735               --
                                                                                         ---------          ---------
         Total current assets                                                              410,525            148,378

Equipment, net of accumulated depreciation                                                  23,868             20,140
                                                                                         ---------          ---------

            Total assets                                                                 $ 434,393          $ 168,518
                                                                                         =========          =========

Liabilities and Stockholders' Equity
Accounts payable                                                                         $  22,298          $  87,613
Accrued payroll and related liabilities                                                     17,553             85,554
Accrued interest payable                                                                      --                3,713
Deferred maintenance fees                                                                   28,061              4,968
Short-term notes payable                                                                      --              175,000
                                                                                         ---------          ---------
         Total current liabilities                                                          67,912            356,848

Long-term debt                                                                             135,000            135,000
                                                                                         ---------          ---------
         Total liabilities                                                                 202,912            491,848


Stockholders' equity:
     Common stock - $0.001 par value; 50,000,000 shares authorized; 17,856,000 shares (March 31, 2000) and 10,000,000 shares (September 30, 1999)
       issued or committed to be issued (See Note 2)                                        17,856             10,000

     Convertible preferred stock - $0.001 par value; 20,000,000 shares authorized; 10,000 shares were committed to be issued at March 31, 2000 and September 30, 1999. Shares convert to common stock at a ratio of
       1,000 shares of common for each share of convertible preferred stock on
       February 28, 2002 (See Note 2)                                                           10                 10
     Additional paid-in capital                                                            749,548             (8,696)
     Retained earnings (deficit)                                                          (535,933)          (324,644)
                                                                                         ---------          ---------
         Total stockholders' equity (deficit)                                              231,481           (323,330)
                                                                                         ---------          ---------

            Total liabilities and stockholders' equity                                   $ 434,393          $ 168,518
                                                                                         =========          =========

White Rock Enterprises, Ltd.
 Statements of Operations (Unaudited)
 For the Three Months Ended March 31, 2000 and 1999 and for the Six Months Ended
   March 31, 2000 and 1999

                                                                 Three Months Ended                      Six Months Ended
                                                                       March 31,                              March 31,
                                                           --------------------------------        --------------------------------
                                                               2000                1999                2000                1999
                                                           ------------        ------------        ------------        ------------
Revenue
    Consulting                                             $     66,374        $     90,024        $    206,998        $    289,345
    Software license fees and maintenance                       140,509              76,240             231,941              76,240
                                                           ------------        ------------        ------------        ------------
      Total revenue                                             206,883             166,264             438,939             365,585

Expenses
    Payroll and related benefits                                190,735             137,557             345,162             166,677
    Software development and consulting                         104,515              85,136             181,917             178,061
    Travel                                                       16,544              20,819              46,589              41,286
    Administration                                               42,094              27,337              57,137              37,829
    Depreciation                                                  1,500               1,500               3,000               3,000
    Interest                                                      4,428                 941              10,323               4,948
                                                           ------------        ------------        ------------        ------------
      Total expenses                                            359,816             273,290             644,128             431,801
                                                           ------------        ------------        ------------        ------------

        Loss before provision (benefit)
           for income taxes                                    (152,933)           (107,026)           (205,189)            (66,216)

Provision (benefit) for income taxes                                 --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------

        Net loss                                           $   (152,933)       $   (107,026)       $   (205,189)       $    (66,216)
                                                           ============        ============        ============        ============
Earnings (loss) per share
    Basic earnings (loss) per share                        $     (0.012)       $     (0.011)       $     (0.018)       $     (0.007)
                                                           ============        ============        ============        ============
    Weighted average shares                                  12,385,956          10,000,000          11,179,868          10,000,000
                                                           ============        ============        ============        ============
    Diluted earnings (loss) per share                      $     (0.012)       $     (0.011)       $     (0.018)       $     (0.007)
                                                           ============        ============        ============        ============
    Weighted average shares                                  12,385,956          10,000,000          11,179,868          10,000,000
                                                           ============        ============        ============        ============

White Rock Enterprises, Ltd.
 Statements of Cash Flows (Unaudited)
 For the Six Months Ended March 31, 2000 and 1999


                                                            2000         1999
                                                         ---------    ---------
Cash flows from operating activities
     Net loss                                            $(205,189)   $ (66,216)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation                                        3,000        3,000
         Deferred income                                    23,093        9,936
         Changes in:
            Accounts receivable, trade                     (11,449)     (82,326)
            Other current assets                           (14,735)          --
            Accounts payable and accrued expenses         (137,029)      81,922
                                                         ---------    ---------
            Net cash used by operating activities         (342,309)
                                                                        (53,684)

Cash flows from investing activities
     Purchases of equipment                                 (6,728)     (13,620)
     Other assets                                          (10,000)          --
                                                         ---------    ---------
            Net cash used by investing activities          (16,728)     (13,620)

Cash flows from financing activities
     Distributions to stockholders                              --       (5,000)
     Repayment of notes payable                           (175,000)      55,000
     Proceeds from issuance of common stock                760,000           --
                                                         ---------    ---------
            Net cash provided by financing activities      585,000      50,000
                                                         ---------    ---------

Increase (decrease) in cash and cash equivalents           225,963      (17,304)

Cash and cash equivalents, beginning of period              22,102       33,756
                                                         ---------    ---------

     Cash and cash equivalents, end of period            $ 248,065    $  16,452
                                                         =========    =========

                          White Rock Enterprises, Ltd.
                          Notes to Financial Statements
                  For the Three Months Ended March 31, 2000 and
                1999 and for the Six Months Ended March 31, 2000
                                    and 1999
                                   (Unaudited)

1.   Basis of Presentation

     These unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, operations and cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments for a fair presentation of the financial statements have been included. Results for interim periods are not necessarily indicative of results expected for the year.

     These financial statements should be read in conjunction with the financial statements and related notes, which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999 and also in conjunction with the Ises Corporation financial statements incorporated by reference for the years ended December 31, 1999 and 1998 on Form 8-K as amended.

2.   Reverse Acquisition

     Effective February 28, 2000, White Rock Enterprises, Ltd. (the Company) merged with ISES Corporation (ISES), with the Company as the surviving corporation. At the date of the merger, the Company was a "shell company" as the Company had no assets or liabilities, had generated no revenues since inception and had incurred total expenses of only $6,100 since its inception on October 8, 1998. The merger transaction has been accounted for as a reverse acquisition. In such a transaction, the operating enterprise
     (ISES) is determined to be the acquiring enterprise for financial reporting purposes. The historical financial statements of ISES are presented as the historical financial statements of the combined enterprise. The equity of ISES is presented as the equity of the combined enterprise, however, the capital stock account of ISES is adjusted to reflect the par value of the outstanding stock of the Company after giving effect to the number of shares issued in merger. For periods prior to the merger, the equity of the combined enterprise is the historical equity of ISES prior to the merger retroactively restated to reflect the number of shares received in the merger.

     In connection with the merger, the Company provided for the issuance of 10,000,000 shares of common stock (which shares had not been released by the transfer agent at March 31, 2000) and 10,000 shares of convertible preferred stock (which shares also had not been released by the transfer agent as of March 31, 2000) for 100% of the outstanding shares of ISES. The convertible preferred stock automatically convert to 10,000,000 shares of common stock on February 28, 2002. Also in connection with the merger, an additional 2,200,000 shares of common stock were issued to others in exchange for locating the investment opportunity and using their best efforts to raise $2,000,000 to fund the Company's working capital needs and general corporate purposes.

     The Company had 4,896,000 shares of Common Stock outstanding at the date of the merger.

3.   Earnings Per Share of Common Stock

     Basic earnings per share are computed based on the weighted-average common shares outstanding (plus shares committed to be issued) during the period.

     Diluted earnings per share are computed by considering the weighted-average common shares outstanding (plus shares committed to be issued) and dilutive potential common shares as a result of conversion features of convertible preferred stock and outstanding stock options. The effect of convertible preferred stock and outstanding stock options were not used in the calculation of diluted earnings per share as they were anti-dilutive during the periods shown.

4.   Stock Options

     During the three months ended March 31, 2000, the Company issued employee stock options for 75,000 shares of common stock. The options will be exercisable in conformity with a stock option plan that the Company is presently formulating. No options were exercised during the period.

5.   Income Taxes

     ISES, the acquired company, was an S corporation for income tax purposes and as such, was not subject to federal income tax. Any taxable income or loss generated by ISES flowed through the corporation to its stockholders. White Rock Enterprises, Inc. had no significant taxable income or loss prior to the merger. No provision for a tax benefit relating to losses incurred subsequent to the merger date has been recorded due to substantial uncertainty as to the ultimate realization of a tax benefit from the losses.

6.   Additional Issuance of Common Stock

     During the quarter ended March 31, 2000, the Company also issued 760,000 shares of common stock in exchange for $760,000 in a private stock placement.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The discussion in this Report on Form 10-QSB contains forward-looking statements that have been made pursuant to the provisions of the Private Securities
Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "believes", "plans", "seeks", "estimates" and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein below under "Risk Factors That May Affect Future Results of Operations" as well as previous public filings with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

White Rock Enterprises, Ltd. was founded in 1998. Since its inception, the Company was in a development stage with boot drying equipment and had not conducted any business activities or generated any revenues. Effective February 28, 2000 (the date of filing of a Certificate of Merger with the Nevada Secretary of State), the Company merged with ISES Corporation with the Company as the surviving corporation. ISES Corporation ("ISES") was an Iowa corporation incorporated May 14, 1997 as a software product developer and software service provider for in-flight entertainment systems (IFE) for passenger aircraft and interactive set-top boxes (STB) for interactive television. Since its inception, ISES Corporation's activities to date have consisted of:

     -    Developing  the Airsoft  Travel Kit software  product  which  includes
          destination   information,   language  training,   games  and  airline
          information for IFE systems.

     - Licensing and installing the Airsoft Travel Kit Games on international and domestic airlines with IFE equipped aircraft.

     -    Providing  interactive   television  set-top  box  manufacturers  with
          professional software design, programming and graphic design services.

     - Research and development strategies to productize ISES intellectual property assets for interactive television.

     -    Contracting   with   interactive   television   suppliers  to  support
          promotional efforts of their related products.

     - Expanding its engineering, sales and marketing staff to address the STB and IFE markets.

Management. Pursuant to the merger transaction the management team of ISES Corporation became the Company's management team. These executives replaced all previous Company executives with positions now being held by:

     Rick Grewell (42) -- President and CEO
     Steve Johnson (39) -- Vice President of Marketing
     Antony Hoffman (38) -- Vice President of Research and Development Mark Malinak (39) -- Vice President of Sales

The Company's directors are Messrs. Grewell, Johnson, Hoffman, Malinak and Dean Davis (26).

Operations. The merged Company operates from the established ISES headquarters located at 2600 72nd Street, Des Moines, Iowa 50322 and expects to move its headquarters to 10641 Justin Drive, Urbandale, Iowa 50322 on or about May 22, 2000. The Company continues its SEC registration under White Rock Enterprises, Ltd. and is traded on the over-the-counter bulletin board: OTCBB: WHTE.OB. In addition to its offices in Des Moines, the Company has a sales office in Austin, Texas and an affiliation with an engineering and graphic design office in Toronto, Canada known as ISES Canada. The combined three offices develop and market software products and services for IFE systems and STB for interactive television created by ISES. The products are marketed and sold under the ISES brand name. The Company has ceased all developments and operations of its boot dryer product technologies and its license to use this technology was terminated as a result of the merger.

The Company intends to select and operate under a new company name within the next twelve (12) months to provide more definitive recognition in the STB, IFE and equity markets. The Company will file all necessary SEC instruments and disclose all required information on the Company's name and trading symbol change in the future.

Products. The Company markets software applications for the IFE and interactive television markets. Its Airsoft Travel Kit software targets IFE systems manufactured by Rockwell Collins, Matsushita Avionics and Sony Trans Com. The Travel Kit is comprised of digital information and entertainment software that airline passengers can access from video displays at their passenger seats while traveling. The complete Travel Kit consists of destination information, language training and games and customized airline information. The package can be sold as a complete package or as individual components. The Company has sold packages of Travel Kit games that are currently flying on international, wide body aircraft. The Company has licensed destination information and language training from Lonely Planet Publishing based in Australia. Airsoft Travel Kit Games are created, copyrighted, owned and licensed by the Company. The Company has also licensed Tetris (R) game content from Blue Planet Software, San Francisco, California for use in its In-Flight Tetris(TM) game for in-flight entertainment. The game suite consists of 18 assorted board, card, arcade, children's games and games of chance. The Company is porting these games to interactive television STBs targeting interactive cable and telephone networks. The Company plans to broaden its software product offering for both the interactive television market and IFE markets. The Company's products are sold on a royalty based model that generates revenue at the time of customer contract execution and provides annual revenues for continued use of the software. IFE products have been sold to airlines and to IFE equipment manufacturers. The Company intends to sell interactive television software products to cable and telephone network operators and STB manufacturers.

Services. The Company is staffed with software engineers experienced in software design and programming for emerging embedded computer systems and digital graphic artists experienced in graphical user interfaces and display for consumer electronic applications. The Company has provided development services to airlines, IFE equipment manufacturers and digital STB manufacturers to support product development, promotion and deployment. The Company has established and maintained a services relationship with Motorola's Multimedia Systems Division supplying graphic and user interface design, software programming and integration services in support of Motorola's StreamasterTM digital STB architecture. Motorola Multimedia Systems Division is part of the Imaging and Entertainment Solutions group within the Motorola Semiconductor Products Sector (SPS).

Revenues. Through March 31, 2000, the Company's revenues were derived from license fees and renewals of its Airsoft Travel Kit Games for the IFE market software and engineering services provided to interactive television equipment manufacturers and technology providers. The Company's IFE revenues were comprised of two types: (i) license fees from airlines for Airsoft Travel Kit Game products previously sold; and (ii) OEM initial product sales to IFE equipment manufacturers for Airsoft Travel Kit Game products. Air France, Airtours International and Rockwell Collins are currently using the Company's software products on deployed IFE equipped aircraft. The Company also receives engineering service fees from interactive television STB manufacturer Motorola and technology provider Canal+ US Technologies. License fees, where the Company does not anticipate incurring significant additional support costs, are recognized at the time of sale. Maintenance fees from the Company's software products are recognized (based on software license fee at time of license commencement or renewal) ratably over the term of the maintenance contract. Engineering service fees are recognized using the invoice amount for labor hours. Fees from installation services are recognized as services are provided.

The Company intends to derive the primary portion of its revenues through Company software product sales. Revenue is collected on execution of the software product license and is subject to renewal fees on each anniversary date of the agreement thereafter. The Company plans to continue distributing products directly to end users as well as to original equipment manufacturers (OEMs) who bundle and resell the Company's products to end users. The Company intends to continue deriving engineering service fee revenues from both end users and OEMs as those activities represent an immediate revenue stream and presents the Company with product licensing opportunities with the OEMs and their customers.

Cost of Revenues. The cost of product sales consist primarily of related costs for research and development personnel to modify and integrate existing product software for each customer. The majority of the Company's products have been created and copyrighted by ISES. The Company has licensed In-Flight TetrisTM from Blue Planet Software and incurs licensing costs for each copy inventoried for or distributed to the IFE market. The Company has also licensed travel information from Lonely Planet Publishing and incurs licensing costs for copies distributed to the IFE market. Cost of services consist primarily of direct engineering labor and materials associated with arrangements to provide engineering services.

Research and Development. The Company's research and development expense includes costs associated with its engineering and operations departments, including personnel costs, allocated facilities-related expenses and payments to third-party consultants. The Company expects research and development expenses will increase in the future as additional personnel are hired to support anticipated growth.

Sales and Marketing. The Company's sales and marketing expenses includes salaries, commissions, travel related costs and promotional costs. The Company expects its sales and marketing expenses to increase as the Company attempts to promote awareness of the Company and its products through tradeshows, conferences and direct marketing, establishing new facilities and hiring new personnel. Sales and marketing expenses will also increase as the Company develops and expands its relationships with third party technology providers.

General and Administrative. General and administrative expense includes administrative and executive personnel costs, allocated facilities-related expenses and other administrative costs. The Company expects that general and administrative expense will increase in the future as the Company hires additional personnel and incurs costs related to the anticipated growth in business and cost of operating as a public company.

Results of Operations

Since the inception of ISES (now the Company), it has been engaged primarily in the business of developing and licensing of ISES software products and providing engineering software and graphic design services. Accordingly, historical results of operations are not indicative of and should not be relied upon as an indicator of future performance.

All revenue and the majority of the costs and expenses disclosed in this report were generated by ISES Corporation. White Rock had no revenue prior to the merger with ISES Corporation and minimal costs and expenses. As a result, the consolidated comparative data represents the comparison of ISES revenue, costs and expenses for the same period in the previous year.

Three Months Ended March 31, 2000 and 1999

Revenues

Total revenues increased 24% to $207,000 for the three months ended March 31, 2000, compared to $166,000 for the three months ended March 31, 1999. The increase was related to an increase in product license revenues and license updates. Product license fees represented 68% of revenues versus 32% for engineering service fees. During the three months ended March 31, 2000, transactions with Motorola, Airtours International and Rockwell Collins accounted for 32%, 38% and 28%, respectively of the Company's total revenues.

Costs and Expenses

Total costs increased 32% to $360,000 for the three months ended March 31, 2000, compared to $273,000 for the three months ended March 31, 1999. The increase was related to payroll and related costs, added software development costs needed to support increased business and anticipated future growth. The Company believes that costs and expenses will continue to increase as it attempts to expand operations (including product development) and sales and marketing efforts.

Payroll and Related Benefits. Payroll and related benefits increased 39% to $191,000 for the three months ended March 31, 2000 from $138,000 for the three months ended March 31, 1999 reflecting costs associated with the Company's growth in sales and research and development expansion.

Software Development and Consulting. Software development and consulting costs increased 23% to $105,000 for the three months ended March 31, 2000 from $85,000 for the three months ended March 31, 1999, reflecting an increase in third party consulting.

Other Expenses. Other expenses increased 28% to $65,000 for the three months ended March 31, 2000 from $51,000 for the three months ended March 31, 1999. The increase is reflective of costs associated with the Company's growth.

Six Months Ended March 31, 2000 and 1999

Revenues

Total revenues increased 20% to $439,000 for the six months ended March 31, 2000, compared to $366,000 for the six months ended March 31, 1999. The increase was related to an increase in product license revenues and license updates. Product license fees represented 53% of revenues versus 47% for engineering service fees. During the six months ended March 31, 2000, transactions with Motorola, Canal+U.S. Technologies, Airtours International and Rockwell Collins accounted for 44%, 20%, 18% and 17%, respectively of the Company's total revenues.

Costs and Expenses

Total costs increased 49% to $644,000 for the six months ended March 31, 2000, compared to $432,000 for the six months ended March 31, 1999. The increase was related to merger administrative costs, sales commission costs and added software development costs needed to support increased business and anticipated future growth. The Company believes that costs and expenses will continue to increase as it attempts to expand operations (including product development) and sales and marketing efforts.

Payroll and Related Benefits. Payroll and related benefits increased 107% to $345,000 for the six months ended March 31, 2000 from $167,000 for the six months ended March 31, 1999 reflecting research and development, marketing and administrative employee expansion in Des Moines, Iowa and establishing a sales office in Austin, Texas.

Software  Development  and  Consulting.   Software  Development  and  Consulting
expenses increased 2% to $182,000 for the six months ended March 31, 2000 from $178,000 for the six months ended March 31, 1999.

Other  Expenses.  Other  expenses  increased  34% to $117,000 for the six months ended March 31, 2000 from $87,000 for the six months ended March 31, 1999 reflecting costs associated with the Company's growth.

Liquidity and Capital Resources

The Company requires working capital to fund its operations. The Company expects to continue to experience losses from operations and negative cash flows for at least the next twelve month period. Effective February 28, 2000 (the date of filing of a Certificate of Merger with the Nevada Secretary of State), the Company merged with ISES Corporation with the Company as the surviving corporation. The merger was arranged for the Company by Investment Capital Corporation and Pursuit Capital LLC, venture capital firms located in Scottsdale, Arizona in accordance with understandings these entities reached with ISES Corporation to raise capital in private transactions.

According to their agreement, these entities were to use their best efforts to raise $2,000,000 to fund the Company's post-merger research and development, marketing and overall expansion. Pursuant to and in consideration of this arrangement and the identification of the potential merger as an investment opportunity, the Company issued 2,200,000 shares of its $.001 par value per share common stock to these entities and/or their designees. During the fiscal quarter ended March 31, 2000 these entities conducted a private placement on behalf of the Company and raised $760,000, the proceeds of which have been given to the Company. For these funds, the Company issued an additional 760,000 shares of its $.001 per share common stock. The understanding of the parties obligates these venture capital entities to use their best efforts to provide additional funding of $1,240,000 (without the issuance of any additional shares of stock by the Company) not later than six months after the merger.

According to the terms of the merger, Dean R. Grewell, III and Palma Grewell are still to receive, in the aggregate, 10,000,000 shares of the Company's $.001 par value per share common stock and 10,000 shares of convertible preferred stock of the Company (which shares are convertible into an additional 10,000,000 shares of the Company's $.001 par value common stock) in consideration of the cancellation of their shares of ISES Corporation pursuant to the merger. As of March 31, 2000 those shares had not yet been issued.

The proceeds of the private placement and of the additional capital resources to be provided by the venture capital firms are being and will be used for working capital and general corporate purposes, including expansion of sales and marketing efforts, increases in research and development activities, any licensing and acquisition of new technologies and legal and accounting expense incurred as a result of the merger and relating to the Company's ongoing business.

Since incorporation, ISES has experienced various levels of losses and negative cash flow from operations and notwithstanding the merger, expects to experience negative cash flows in the foreseeable future. In addition, the Company may need to raise additional capital and there can be no assurance the merged Company will be able to obtain additional financing on favorable terms, if at all. If additional capital cannot be obtained on acceptable terms, if and when needed, the Company may not be able to further develop or enhance ISES products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on the Company's business.

Year 2000 Compliance

The Company has tested its internally developed information technology and non-information technology systems at the beginning of the Year 2000. Based on such testing, the Company has not to date experienced any issues due to the "Y2K Bug" and management believes that such systems are Year 2000 compliant.

            RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

In addition to the other risk factors contained herein and within other filings with the Securities and Exchange Commission, the Company believes the following additional risk factors should be taken into consideration in evaluating its business:

The Company Expects to Incur Operating and Net Losses

The Company has a limited operating history, has incurred significant losses in the past year and, at March 31, 2000, had an accumulated deficit of $536,000. To date the Company has recognized growing revenue however, its ability to generate revenue is subject to substantial uncertainty. The Company expects to incur significant additional losses and continued negative cash flow from operations in 2000 and it may never become profitable. The Company expects to incur significant sales and marketing, research and development and general and administrative expenses. The Company will need to generate significant revenues to achieve profitability and positive operating cash flows. Even if profitability and positive operating cash flow are achieved, the Company may not be able to achieve, sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

The Company's Limited Operating History and the Emerging Market for Interactive Television and In-Flight Entertainment Systems Make Its Future Financial Results Unpredictable

The Company's business and prospects depend on the development and market acceptance of interactive television and the growth of aircraft in-flight entertainment systems. The Company's future revenue prospects are subject to a high degree of uncertainty. Currently, it derives revenues evenly from in-flight entertainment software license fees and interactive television engineering service fees. In the future, however, the Company intends to generate revenue primarily from software license fees particularly in the emerging market of interactive television while maintaining modest growth in the in-flight entertainment market. The market for interactive television software is new, unproven and subject to rapid technology change. This market may never develop or may develop at a slower rate than anticipated. In addition, the Company's success in marketing the Company as a supplier of interactive television application software is dependent upon developing and maintaining relationships with industry-leading computer and consumer electronics manufacturers, network operators and Internet content providers. There is already competition in the market to provide interactive television software. Companies such as Liberate, Intellocity, Microsoft, and AOL have established a market presence and have significantly greater financial, marketing and technical resources than the Company. These companies who offer interactive television application software may capture a larger portion of the market than the Company. Any failure to establish relationships with interactive television equipment manufacturers and network operators will have a material adverse effect on the Company's business and prospects.

The Company's Business is Dependent Upon the Successful Deployment of Digital Set Top Boxes for Interactive Television and the In-Flight Entertainment Systems Targeted by the Company

The Company's software products target specific interactive television and in-flight entertainment systems and the opportunity to generate revenue can be directly related to the number and the timing of systems deployed. It is the Company's intent to pursue and support the most popular system platforms for these markets. If the platforms targeted fail to establish significant and timely deployment in the market it will have a material adverse effect on the Company's business and prospects.

The  Company  Faces  Competition  from  Companies  with  Significantly   Greater
Financial, Marketing, and Technical Resources

The markets for interactive television and in-flight entertainment systems are competitive. Companies that offer competing software applications and services for interactive television include Liberate, Intellocity, Microsoft, AOL and others. These entities each have a larger customer base, a greater number of applications, and greater brand recognition, market presence and financial, marketing and distribution resources than the Company. Other companies that offer competing software applications and services for in-flight entertainment include Nintendo, Infogrames, Tenzing, and Intergame some of which have a larger customer base, a greater number of applications, and greater brand recognition, market presence and financial, marketing and distribution resources than the Company. As a result, the Company will have difficulty increasing the number of design "wins" for its products and services.

The Company May Not Be Able to Respond to the Rapid Technological Change in the Markets in Which It Competes

The Company currently participates in markets which are subject to:

     o    rapid technology change

     o    frequent product upgrades and enhancements

     o    changing customer requirements for new products and features and

     o    multiple, competing and evolving industry standards.

The introduction of the software applications targeting interactive television and in-flight entertainment containing new technologies and the emergence of new industry standards could render the Company's products less desirable or obsolete. In particular, the Company expects that changes in the operating system environment including client and server middleware will require it to rapidly evolve and adapt its products to be competitive. As a result, the life cycle of each release of the Company's products is difficult to estimate. To be competitive, the Company will need to develop and release new products and upgrades that respond to technological changes or evolving industry standards on a timely and cost-effective basis. There can be no assurance that the Company will successfully develop and market these types of products and upgrades or that the Company's products will achieve market acceptance. If the Company fails to produce technologically competitive products in a timely and cost-effective manner, its business and results of operations could suffer materially.

Volatility of Stock Price

The market price of the Company's common stock is likely to fluctuate in the future. The Company believes that various factors, including quarterly fluctuations in results of operations, announcements of new products or partners by the Company or by its competitors, changes in interactive television and in-flight entertainment markets in general, or general economic, political and market conditions may significantly affect the market price of its common stock

PART II  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

None.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the merger of ISES with and into the Company, the Acquisition Agreement and Plan of Merger (previously filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed March 1, 2000) provided for the issuance of (i) 10,000,000 shares of common stock (which shares had not yet been issued as of March 31, 2000); and (ii) 10,000 shares of convertible preferred stock (which shares also had not yet been issued as of March 31, 2000) which are automatically convertible into 10,000,000 shares of common stock of the Company two (2) years after the Closing Date of the Merger which was February 28, 2000.

An additional 2,200,000 shares of common stock were issued to various designees of Investment Capital Corporation and Pursuit Capital, LLC in connection with the merger, in exchange for the commitment of these entities to use their best efforts to raise $2,000,000 to fund working capital needs and general corporate purposes, including, but not limited to, expansion of sales and marketing efforts, research and development activities, licensing of new technology and payment of additional legal and accounting services occasioned by the merger of the Company and ISES. These entities conducted a private placement of the Company's $.001 par value common stock during the fiscal quarter ended March 31, 2000 and raised $760,000, in consideration of which the Company issued an additional 760,000 shares of its common stock. These entities are to provide the Company with an additional $1,240,000 in equity funding (without further issuance of equity securities by the Company) not later than six months after the merger.

None of such shares of common stock or preferred stock was or will be registered under the Securities Act of 1933, as amended.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The merger was approved by the consent of the shareholders of ISES on February 10, 2000. Shareholder approval by the shareholders of the Company (a Nevada corporation) was not required by the applicable provisions of Nevada law. The Board of Directors of the Company did, however, approve the merger on February 10, 2000.

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

        10.1   Consulting   Agreement  dated  February  25,  1999  between  ISES
               Corporation and Trivia Mania

        10.2 Copyright and Trademark License and Distribution Agreement dated September 30, 1999 between The Tetris Company, L.L.C. and ISES Corporation

        10.3 License Agreement and Software Development Agreement dated as of November 2, 1999 and November 22, 1999, respectively, between CANAL+ and ISES Corporation

        10.4 Investment Capital Corporation - Letter agreements dated January 18, 2000, February 9, 2000 and February 10, 2000 regarding Merger of White Rock Enterprises Ltd. and Ises Corporation and investment in merged company

        10.5 Investment Capital Corporation - Memo regarding proposed new capital structure of White Rock Enterprises, Ltd. reflecting the merger

        10.6 In-Flight Entertainment Software License Agreement dated March 31, 1999 between Airtours International Airways, Limited and ISES Corporation

        10.7 Content License Agreement dated November 15, 1999 between Lonely Planet Publications Pty. Ltd. and ISES Corporation

        10.8 License and Distribution Agreement dated October 1, 1999 pursuant to which ISES Corporation appoints Licensee-Rockwell Collins, Inc. and End User-Air France

        10.9 Software Development Agreement dated December 4, 1998 between Motorola, Inc. and International Systems Entertainment Software, Inc.

        10.10 ISES Statement of Work for Motorola Application User Interfaces (Exhibit C) dated June 25, 1999

        10.11 Professional Services Agreement dated March 27, 2000 between "Client" and Icon Laboratories and related Statement of Work

     (b) A report on Form 8-K describing the merger of ISES Corporation with and into White Rock Enterprises, Ltd. was filed on March 1, 2000. An amendment to the Form 8-K filing will be filed in order to present certain historical financial information.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WHITE ROCK ENTERPRISES, LTD.

Date:  May 18, 2000                          By: /s/
                                                 -------------------------------
                                                 Dean R. Grewell, III, President