Form 10QSB
period 2000-06-30
WHITE ROCK ENTERPRISES LTD
filed 2000-08-02
CIK 1079287

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]  Quarterly Report Under Section 13 or 15(d) of Securities Exchange Act of
     1934

[ ] Transition Report Under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to __________________

                         For Period ended June 30, 2000
                         Commission File Number 0-26839

                                SNAP2 CORPORATION
                      (f/k/a White Rock Enterprises, Ltd.)
             (Exact name of registrant as specified in its charter)

         NEVADA                                          88-0407246
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                    10641 JUSTIN DRIVE, URBANDALE, IOWA 50322
               (Address of Principal Executive Offices) (Zip Code)

                                 (515) 331-0560
              (Registrant's telephone number, including area code)

      WHITE ROCK ENTERPRISES, LTD., 2600 72ND STREET, URBANDALE, IOWA 50322
              (Former name, former address and former fiscal year
                          if changed since last report)

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

As of June 30, 2000, the registrant had 17,856,000 shares of common stock, $.001 par value, issued and outstanding and 10,000 shares of convertible preferred stock issued and outstanding which are convertible into 10,000,000 shares of common stock, $.001 par value, on February 28, 2002.

Transitional Small Business Disclosure Format (check one): Yes [ ]     No [X]

PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

White Rock Enterprises, Ltd.
(n/k/a SNAP2 Corporation)
 Balance Sheets (Unaudited)
 June 30, 2000 and September 30, 1999

                                                                           June 30,       September 30,
                                                                             2000              1999
                                                                          ---------         ---------
Assets
Cash and cash equivalents                                                 $ 110,058         $  22,102
Accounts receivable - trade                                                 204,604           126,276
Other current assets                                                         36,123              --
                                                                          ---------         ---------
         Total current assets                                               350,785           148,378

Equipment, net of accumulated depreciation                                   51,020            20,140
                                                                          ---------         ---------

            Total assets                                                  $ 401,805         $ 168,518
                                                                          =========         =========

Liabilities and Stockholder's Equity
Accounts payable                                                          $  22,340         $  87,613
Accrued payroll and related liabilities                                      17,773            85,554
Accrued interest payable                                                       --               3,713
Deferred maintenance fees                                                    18,702             4,968
Short-term notes payable                                                       --             175,000
                                                                          ---------         ---------
         Total current liabilities                                           58,815           356,848

Long-term debt                                                              224,615           135,000
                                                                          ---------         ---------
         Total liabilities                                                  283,430           491,848

Stockholders' equity:
     Common stock - $0.001 par value;  50,000,000 shares
     Authorized; 17,856,000 shares (June 30, 2000) and
     10,000,000 shares (September 30, 1999) issued and
     Outstanding.  See note 2                                                17,856            10,000

     Convertible preferred stock - $0.001 par value; 20,000,000
     Shares authorized; 10,000 shares were issued and outstanding
     (June 30, 2000) no shares were outstanding at
     September 30, 1999. Shares convert to common
     Stock at a ratio of 1,000 shares of common for each share of
     Convertible preferred stock on February 28, 2002. See note 2                10                10
     Additional paid-in capital                                             843,448            (8,696)
     Retained earnings (deficit)                                           (742,939)         (324,644)
                                                                          ---------         ---------
         Total stockholders' equity (deficit)                               118,375          (323,330)
                                                                          ---------         ---------

            Total liabilities and stockholders' equity                    $ 401,805         $ 168,518
                                                                          =========         =========

White Rock Enterprises, Ltd.
(n/k/a SNAP2 Corporation)
Statements of Operations (Unaudited)
For the Three Months Ended June 30, 2000 and 1999
and for the Nine Months Ended June 30, 2000 and 1999

                                                                 Three Months Ended                      Nine Months Ended
                                                                       June 30,                                June 30,
                                                           --------------------------------        --------------------------------
                                                                2000               1999                2000                 1999
                                                           ------------        ------------        ------------        ------------
Revenue
    Consulting                                             $     80,562        $     35,670        $    287,560        $    325,015
    Software license fees and maintenance                       150,349               2,484             382,290              78,724
    Other                                                         3,910                --                 3,910                --
                                                           ------------        ------------        ------------        ------------
      Total revenue                                             234,821              38,154             673,760             403,739

Expenses
    Payroll and related benefits                                259,483             145,148             604,645             311,825
    Software development and consulting                          88,397              62,514             270,314             240,575
    Travel                                                       26,086              21,015              72,675              62,301
    Administration                                               65,434              13,853             122,570              51,682
    Depreciation                                                  5,490               1,500               8,490               4,500
    Interest                                                      3,038                --                13,361               4,948
                                                           ------------        ------------        ------------        ------------
      Total expenses                                            447,928             244,030           1,092,055             675,831
                                                           ------------        ------------        ------------        ------------

        Loss before provision (benefit)
           for income taxes                                    (213,107)           (205,876)           (418,295)           (272,092)

Provision (benefit) for income taxes                               --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------

        Net loss                                           $   (213,107)       $   (205,876)       $   (418,295)       $   (272,092)
                                                           ============        ============        ============        ============


Earnings (loss) per share
    Basic earnings (loss) per share                        $     (0.012)       $     (0.021)       $     (0.031)       $     (0.027)
                                                           ============        ============        ============        ============
    Weighted average shares                                  17,856,000          10,000,000          13,421,489          10,000,000
                                                           ============        ============        ============        ============

    Diluted earnings (loss) per share                      $     (0.012)       $     (0.021)       $     (0.031)       $     (0.027)
                                                           ============        ============        ============        ============
    Weighted average shares (See Note 3)                     17,856,000          10,000,000          13,421,489          10,000,000
                                                           ============        ============        ============        ============

White Rock Enterprises, Ltd.
(n/k/a SNAP2 Corporation)
Statements of Cash Flows (Unaudited)
For the Nine Months Ended June 30, 2000 and 1999

                                                            2000        1999
                                                         ---------    ---------
Cash flows from operating activities
     Net loss                                            $(418,295)   $(272,092)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation                                        8,490        4,500
         Deferred income                                    13,734        7,452
         Changes in:
            Accounts receivable, trade                     (78,328)      13,255
            Accounts payable and accrued expenses         (136,768)      90,680
                                                         ---------    ---------
            Net cash used by operating activities         (611,167)    (156,205)

Cash flows from investing activities
     Purchases of equipment                                (39,369)     (13,670)
     Other assets                                          (36,123)        --
                                                         ---------    ---------
            Net cash used by investing activities          (75,492)     (13,670)

Cash flows from financing activities
     Distributions to stockholders                            --         (5,000)
     Proceeds from notes payable                           100,000      155,000
     Repayment of notes payable                           (185,385)        --
     Additional paid-in capital                            100,000         --
     Proceeds from issuance of common stock                760,000         --
                                                         ---------    ---------
            Net cash provided by financing activities      774,615      150,000
                                                         ---------    ---------

Increase (decrease) in cash and cash equivalents            87,956      (19,875)

Cash and cash equivalents, beginning of period              22,102       33,756
                                                         ---------    ---------

     Cash and cash equivalents, end of period            $ 110,058    $  13,881
                                                         =========    =========

                          White Rock Enterprises, Ltd.
                            (n/k/a SNAP2 Corporation)
                          Notes to Financial Statements
                For the Three Months Ended June 30, 2000 and 1999
              and for the Nine Months Ended June 30, 2000 and 1999
                                   (Unaudited)

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

     These financial statements should be read in conjunction with the financial statements and related notes, which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999 and also in conjunction with the financial statements incorporate by reference for the years ended December 31, 1999 and 1998 on Form 8-K, as amended.

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

     In connection with the merger, the Company provided for the issuance of 10,000,000 shares of common stock and 10,000 shares of convertible preferred stock for 100% of the outstanding shares of ISES. The convertible preferred stock automatically converts to 10,000,000 shares of common stock on February 28, 2002. Also in connection with the merger, an additional 2,200,000 shares of common stock were issued to others in exchange for locating investors and a commitment to raise $2,000,000 to fund the Company's working capital needs and general corporate purposes.

3.   EARNINGS PER SHARE OF COMMON STOCK

     Basic earnings per share are computed based on the weighted-average common shares outstanding (plus shares committed to be issued) during the period.

     Diluted earnings per share are computed by considering the weighted-average common shares outstanding (plus shares committed to be issued) and dilutive potential common shares as a result of conversion features of convertible preferred stock and outstanding stock options. The effect of convertible preferred stock and outstanding stock options were not used in the calculation of diluted earnings per share, as they were anti-dilutive during the periods shown.

4.   STOCK OPTIONS

     During the three months ended June 30, 2000, the Company issued employee stock options for 200,000 shares of common stock and has committed to grant future stock options for an additional 50,000 shares to employees meeting certain length of employment requirements. The options will be exercisable in conformity with a stock option plan that was approved by the Board of Directors and a majority of the shareholders of the Company on March 15, 2000. Stock options are generally granted at fair value and vest over a four-year period. The plan is more restrictive for any options granted to shareholders owning in excess of ten percent of outstanding common stock. No options were exercised during the period. The Company has outstanding options for 275,000 shares of common stock at June 30, 2000.

5.   INCOME TAXES

     ISES, the acquired company, was an S corporation for income tax purposes and as such, was not subject to federal income tax. Any taxable income or loss generated by ISES flowed through the corporation to its stockholders. White Rock Enterprises, Ltd. had no significant taxable income or loss prior to the merger. No provision for a tax benefit relating to losses incurred subsequent to the merger date has been recorded due to substantial uncertainty as to the ultimate realization of a tax benefit from the losses.

6.   NOTE PAYABLE

     During the quarter ended June 30, 2000, the Company borrowed $100,000 from the Iowa Department of Economic Development. Note payments are due on a semi-annual basis beginning June 1, 2001. The annual note payment will be equal to 1.5% of prior year gross revenues until a repayment amount of $200,000 has been reached. The note is unsecured.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

The  discussion  in  this  Report  on  Form  10-Q-SB  contains   forward-looking
statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "believes", "plans", "seeks", "estimates" and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein below under "Risk Factors That May Affect Future Results of Operations" as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company's financial condition and results of operations should also be read in conjunction with the financial statements and related notes included in Item 1 of this quarterly report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Change of Business Name and Trading Symbol

Since its last report, the Company has changed its name and principal executive offices from White Rock Enterprises, Ltd., 2600 72nd Street, Urbandale, Iowa 50322 to SNAP2 Corporation, 10641 Justin Drive, Urbandale, Iowa 50322. The name change became effective on July 12, 2000 upon the filing of an amendment to the Company's Certificate of Incorporation with the Secretary of State of the State of Nevada. Simultaneously therewith, the Company changed its over-the-counter Bulletin Board symbol to SSNP. A discussion of these changes is set forth in the Company's Form 8K which was filed with the Securities and Exchange Commission on July 11, 2000.

The purpose of the name change is to clarify any market confusion arising from the White Rock Enterprises, Ltd. merger with ISES Corporation earlier in the year and to give the Company a new image and identity in its involvement in the growing digital interactive television and in-flight entertainment markets.

Overview

SNAP2 Corporation (f/k/a White Rock Enterprises, Ltd.) is a software product developer and software service provider for in-flight entertainment systems
(IFE) for passenger aircraft and interactive set-top boxes (STB) for interactive television. The Company's activities to date have consisted of:

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

     - Research and development strategies to productize ISES (n/k/a SNAP2 Corporation) intellectual property assets for interactive television.

     -    Contracting   with   interactive   television   suppliers  to  support
          promotional efforts of their related products.

     - Expanding its engineering, sales and marketing staff to address the STB and IFE markets.

Management. The Company's management positions are now held by:

     Rick Grewell (42) -- President and CEO
     Steve Johnson (40) -- Vice President of Marketing
     Antony Hoffman (39) -- Vice President of Research and Development Mark Malinak (39) -- Vice President of Sales

The Company's directors are Messrs. Grewell, Johnson, Hoffman, Malinak, Dean Davis (26) and Mike Hennel (41).

Operations. The Company operates from its new headquarters located at 10641 Justin Drive, Des Moines, Iowa 50322. The Company was previously located at 2600 72nd Street and moved to its expanded facilities on May 23, 2000 to accommodate its growth and development. The Company is registered with the SEC as SNAP2 Corporation and is traded on the over-the-counter bulletin board: OTCBB:SSNP. In addition to its offices in Des Moines, the Company also has a sales office in Austin, Texas and an affiliation with an engineering and graphic design office in Toronto, Canada. The combined three offices develop and market software products and services for IFE systems and STB for interactive television created by the Company.

Products. The Company markets software applications for the IFE and interactive television markets. Its Airsoft Travel Kit software targets IFE systems manufactured by Rockwell Collins, Matsushita Avionics and Sony Trans Com. The Travel Kit is comprised of digital information and entertainment software that airline passengers can access from video displays at their passenger seats while traveling. The complete Travel Kit consists of destination information, language training and games and customized airline information. The package can be sold as a complete package or as individual components. The Company has sold packages of Travel Kit games to Air France, Delta Air Lines, Airtours and AOM French airlines. The Company has licensed destination information and language training from Lonely Planet Publishing based in Australia. Airsoft Travel Kit Games are created, copyrighted, owned and licensed by the Company. The Company has also licensed Tetris(R) game content from Blue Planet Software, San Francisco, California for use in its In-Flight Tetris(TM) game for in-flight entertainment. The game suite consists of 18 assorted board, card, arcade, children's games and games of chance. The Company is porting these games to interactive television STBs targeting interactive cable and telephone networks. The Company plans to broaden its software product offering for both the interactive television market and IFE markets. The Company's products are sold on a royalty based model that generates revenue at the time of customer contract execution and provides annual revenues for continued use of the software. IFE products have been sold to airlines and to IFE equipment manufacturers. The Company intends to sell interactive television software products to cable and telephone network operators and STB manufacturers.

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

Revenues. Through June 30, 2000, the Company's revenues were derived from license fees and renewals of its Airsoft Travel Kit Games for the IFE market and software and engineering services provided to interactive television equipment manufacturers and technology providers. The Company's IFE revenues were comprised of two types: (i) license fees from airlines for Airsoft Travel Kit Game products previously sold; and (ii) OEM initial product sales to IFE equipment manufacturers for Airsoft Travel Kit Game products. Air France,
Airtours International, Delta Air Lines, AOM French airlines and Rockwell Collins are currently using the Company's software products on deployed IFE equipped aircraft. The Company also receives engineering service fees from interactive television STB manufacturer Motorola and technology provider Canal+ US Technologies. License fees, where the Company does not anticipate incurring significant additional support costs, are recognized at the time of sale. Maintenance fees from the Company's software products are recognized (based on software license fee at time of license commencement or renewal) ratably over the term of the maintenance contract. Engineering service fees are recognized using the invoice amount for labor hours. Fees from installation services are recognized as services are provided.

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

Cost of Revenues. The cost of product sales consists primarily of related costs for research and development personnel to modify and integrate existing product software for each customer. The majority of the Company's products have been created and copyrighted by ISES Corporation (its predecessor in interest pursuant to the merger which was effective February 28, 2000). The Company has licensed In-Flight TetrisTM from Blue Planet Software and incurs licensing costs for each copy inventoried for or distributed to the IFE market. The Company has also licensed travel information from Lonely Planet Publishing and incurs licensing costs for copies distributed to the IFE market. Cost of services consists primarily of direct engineering labor and materials associated with arrangements to provide engineering services.

Research and Development. The Company's research and development expenses include costs associated with its engineering and operations departments, including personnel costs, allocated facilities-related expenses and payments to third-party consultants. The Company expects research and development expenses will increase in the future as additional personnel are hired to support anticipated growth.

Sales and Marketing. The Company's sales and marketing expenses include salaries, commissions, travel related costs and promotional costs. The Company expects its sales and marketing expenses to increase as the Company attempts to promote awareness of the Company and its products through tradeshows, conferences and direct marketing, establishing new facilities and hiring new personnel. Sales and marketing expenses will also increase as the Company develops and expands its relationships with third party technology providers.

General and Administrative. General and administrative expenses include administrative and executive personnel costs, allocated facilities-related expenses and other administrative costs. The Company expects that general and administrative expenses will increase in the future as the Company hires additional personnel and incurs costs related to the anticipated growth in business and cost of operating as a public company.

Results of Operations

Since the inception of ISES Corporation (now the Company), it has been engaged primarily in the business of developing and licensing software products and providing engineering software and graphic design services. Accordingly, historical results of operations are not indicative of and should not be relied upon as an indicator of future performance.

All revenue and the majority of the costs and expenses disclosed in this report were generated by ISES Corporation. The Company had no revenue prior to the merger with ISES Corporation and minimal costs and expenses. As a result, the consolidated comparative data represents the comparison of ISES revenue, costs and expenses for the same period in the previous year.

Three Months Ended June 30, 2000 and 1999

Revenues

Total revenues increased 515% to $234,000 for the three months ended June 30, 2000, compared to $38,000 for the three months ended June 30, 1999. The increase was related to an increase in product license revenues and license updates. Product license fees represented 64% of revenues versus 34% for engineering service fees. During the three months ended June 30, 2000, transactions with Delta Airlines, Motorola and AOM accounted for 53%, 34% and 7%, respectively of the Company's total revenues.

Costs and Expenses

Total costs increased 84% to $448,000 for the three months ended June 30, 2000, compared to $244,000 for the three months ended June 30, 1999. The increase was related to payroll and related costs, added software development costs and other administrative costs needed to support increased business and anticipated future growth. The Company believes that costs and expenses will continue to increase as it attempts to expand operations (including product development) and sales and marketing efforts.

Payroll and Related Benefits. Payroll and related benefits increased 79% to $259,000 for the three months ended June 30, 2000 from $145,000 for the three months ended June 30, 1999 reflecting costs associated with the Company's expansion in sales, and research and development.

Software Development and Consulting. Software development and consulting costs increased 41% to $88,000 for the three months ended June 30, 2000 from $63,000 for the three months ended June 30, 1999, reflecting an increase in third party consulting.

Other Expenses. Other expenses increased 377% to $74,000 for the three months ended June 30, 2000 from $15,000 for the three months ended June 30, 1999. The increase is reflective of associated costs of the Company's growth.

Nine Months Ended June 30, 2000 and 1999

Revenues

Total revenues increased 67% to $674,000 for the nine months ended June 30, 2000, compared to $404,000 for the nine months ended June 30, 1999. The increase was related to an increase in product license revenues and license updates. Product license fees represented 57% of revenues versus 43% for engineering service fees. During the nine months ended June 30, 2000, transactions with Motorola, Delta Airlines, Canal+ U.S. Technologies, Airtours International, Rockwell Collins and AOM accounted for 40%, 19%, 13%, 12%, 12% and 2%, respectively of the Company's total revenues.

Costs and Expenses

Total costs increased 62% to $1,092,000 for the nine months ended June 30, 2000, compared to $676,000 for the nine months ended June 30, 1999. The increase was related to merger administrative costs, sales commission costs and added software development costs needed to support increased business and anticipated future growth. The Company believes that costs and expenses will continue to increase as it attempts to expand operations (including product development) and sales and marketing efforts.

Payroll and Related Benefits. Payroll and related benefits increased 95% to $605,000 for the nine months ended June 30, 2000 from $312,000 for the nine months ended June 30, 1999 reflecting research and development, marketing and administrative employee expansion in Des Moines, Iowa and establishing a sales office in Austin, Texas.

Software  Development  and  Consulting.   Software  development  and  consulting
expenses increased 12% to $270,000 for the nine months ended June 30, 2000 from $241,000 for the nine months ended June 30, 1999.

Other Expenses. Other expenses increased 136% to $144,000 for the nine months ended June 30, 2000 from $61,000 for the nine months ended June 30, 1999 reflecting associated costs of the Company's growth.

Liquidity and Capital Resources

The Company requires working capital to fund its operations. The Company expects to continue to experience losses from operations and negative cash flows for at least the next twelve month period. Effective February 28, 2000 (the date of filing of a Certificate of Merger with the Nevada Secretary of State), the Company merged with ISES Corporation with the Company as the surviving corporation. The merger was arranged for the Company by Investment Capital Corporation and Pursuit Capital LLC, venture capital firms located in Scottsdale, Arizona in accordance with understandings these entities reached with ISES Corporation to raise capital in private transactions. According to their agreement, these entities were to raise $2,000,000 to fund the Company's post-merger research and development, marketing and overall expansion. Pursuant to and in consideration of this arrangement and the identification of the potential merger as an investment opportunity, the Company issued 2,200,000 shares of its $.001 par value per share common stock to these entities and/or their designees. During the fiscal quarter ended March 31, 2000 these entities conducted a private placement on behalf of the Company and raised $760,000, the proceeds of which have been given to the Company. For these funds, the Company issued an additional 760,000 shares of its $.001 per share common stock. The current understanding of the parties obligates these venture capital entities to provide additional funding of $1,240,000 (without the issuance of any additional shares of stock by the Company) on or before August 28, 2000 (i.e., six months after the merger became effective) of which $100,000 was received by the Company as of June 30, 2000.

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

Since incorporation, ISES (the Company's predecessor in interest pursuant to the merger) has experienced various levels of losses and negative cash flow from operations and notwithstanding the merger, expects to experience negative cash flows in the foreseeable future. In addition, the Company may need to raise additional capital and there can be no assurance the merged Company will be able to obtain additional financing on favorable terms, if at all. If additional capital cannot be obtained on acceptable terms, if and when needed, the Company may not be able to further develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on the Company's business.

            RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

In addition to the other risk factors contained herein and within other filings with the Securities and Exchange Commission, the Company believes the following additional risk factors should be taken into consideration in evaluating its business:

The Company Expects to Incur Operating and Net Losses

The Company has a limited operating history, has incurred significant losses in the past year and, at June 30, 2000, had an accumulated deficit of $743,000. To date, the Company has recognized growing revenue, however, its ability to generate revenue is subject to substantial uncertainty. The Company expects to incur significant additional losses and continued negative cash flow from operations in 2000 and it may never become profitable. The Company expects to incur significant sales and marketing, research and development and general and administrative expenses. The Company will need to generate significant revenues to achieve profitability and positive operating cash flows. Even if profitability and positive operating cash flow are achieved, the Company may not be able to achieve, sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

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

The Company May Not Be Able to Respond to the Rapid Technological Change in the Markets in Which It Competes

The Company currently participates in markets which are subject to:

     o    rapid technology change;
     o    frequent product upgrades and enhancements;
     o    changing customer requirements for new products and features; and
     o    multiple, competing and evolving industry standards.

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

ITEM 1: LEGAL PROCEEDINGS.

The Company currently is not aware of any pending legal proceedings to which it is a party or to which any of its property is subject. The Company currently is not aware that any governmental authority is contemplating any proceedings against the Company or its property.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the merger of ISES with and into the Company, the Acquisition Agreement and Plan of Merger (previously filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed March 1, 2000) provided for the issuance of (i) 10,000,000 shares of common stock and (ii) 10,000 shares of convertible preferred stock which are automatically convertible into 10,000,000 shares of common stock of the Company two (2) years after the Closing Date of the Merger which was February 28, 2000.

An additional 2,200,000 shares of common stock were issued to various designees of Investment Capital Corporation and Pursuit Capital, LLC in connection with the merger, in exchange for the commitment of these entities to raise $2,000,000 to fund working capital needs and general corporate purposes, including, but not limited to, expansion of sales and marketing efforts, research and development activities, licensing of new technology and payment of additional legal and accounting services occasioned by the merger of the Company and ISES. These entities conducted a private placement of the Company's $.001 par value common stock during the fiscal quarter ended March 31, 2000 and raised $760,000, in consideration of which the Company issued an additional 760,000 shares of its common stock. These entities are obligated to provide the Company with an additional $1,240,000 in equity (without further issuance of equity securities by the Company) of which

$100,000 was received by the Company as of June 30, 2000. None of such shares of common stock or preferred stock was or will be registered under the Securities Act of 1933, as amended.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

There has been no material default or any material arrearage or delinquency by the Company of the type to be reported under this item.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An amendment to the Certificate of Incorporation of the Company changing the Company's name to SNAP2 Corporation was approved by the consent of a majority of the shareholders and the directors of the Company on June 14, 2000. A majority of the shareholders of the Company consented to the adoption of the Company's Stock Option Plan on March 15, 2000.

ITEM 5: OTHER INFORMATION

The Company does not believe there is any information to report under this item.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.1 Consulting Agreement dated February 25, 1999 between ISES Corporation and Trivia Mania (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

          10.2 Copyright and Trademark License and Distribution Agreement dated September 30, 1999 between The Tetris Company, L.L.C. and ISES Corporation (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

          10.3 License Agreement and Software Development Agreement dated as of November 2, 1999 and November 22, 1999, respectively, between CANAL+ and ISES Corporation (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

          10.4 Investment Capital Corporation - Letter agreement regarding Merger of White Rock Enterprises Ltd. and ISES Corporation (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

          10.5 Investment Capital Corporation - Memo regarding proposed new capital structure of White Rock Enterprises, Ltd. reflecting the merger (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

          10.6 In-Flight Entertainment Software License Agreement dated March 31, 1999 between Airtours International

                    Airways, Limited and ISES Corporation (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

          10.7 Content License Agreement dated November 15, 1999 between Lonely Planet Publications Pty. Ltd. and ISES Corporation (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

          10.8 License and Distribution Agreement dated October 1, 1999 pursuant to which ISES Corporation appoints Licensee-Rockwell Collins, Inc. and End User-Air France (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

          10.9 Software Development Agreement dated December 4, 1998 between Motorola, Inc. and International Systems Entertainment Software, Inc. (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

          10.10 ISES Statement of Work for Motorola Application User Interfaces (Exhibit C) dated June 25, 1999 (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

          10.11 Professional Services Agreement dated March 27, 2000 between "Client" and Icon Laboratories and related Statement of Work (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

          10.12     Stock Option Plan

          10.13 In-Flight Entertainment Software License Agreement for Delta Air Lines, Inc. dated as of April 26, 2000

          10.14 ISES Statement of Work for the Motorola Streamaster User Interface Stallone V1.1 dated as of April 28, 2000

          10.15 In-Flight Entertainment Software License Agreement by AOM dated as of April 27, 2000

     (b) (i) An amendment to the Form 8-K filed March 1, 2000 filing was filed on May 19, 2000 in order to present certain historical financial information, including without limitation, (a) unaudited proforma combined balance sheet as of December 31, 1999; (b) unaudited proforma combined summaries of operations for year ended September 30, 1999 and quarter ended December 31, 1999.

          (ii) A report on 8-K describing the Company's name change and OTCBB symbol change was filed on July 11, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SNAP2 CORPORATION


Date:  August 2, 2000                   By: /s/ Dean R. Grewell, III
                                              ---------------------------------
                                              Dean R. Grewell, III,  President