Form 10KSB
period 2000-09-30
WHITE ROCK ENTERPRISES LTD
filed 2000-12-29
CIK 1079287

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark one)

    [X]  Annual Report Under Section 13 or 15(d) of Securities Exchange Act of
         1934

                  For the Fiscal Year ended September 30, 2000

    [ ] Transition Report Under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ___________________

                         Commission File Number 0-26839

                                SNAP2 CORPORATION
                      (f/k/a White Rock Enterprises, Ltd.)
         --------------------------------------------------------------
                 (Name of small business issuer in its charter)

         NEVADA                                        88-0407246
------------------------                             ----------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                    10641 JUSTIN DRIVE, URBANDALE, IOWA 50322
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (515) 331-0560
                               ------------------
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock $0.001 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes      [X]                       No       [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State registrant's revenues for its most recent fiscal year: $737,054

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $6,383,000 as of December 1, 2000. The registrant's stock is traded on the OTC Electronic Bulletin Board and the value of the registrant's stock for this purpose has been based upon the average of the bid and ask price on December 1, 2000.

State the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date:

As of December 1, 2000, the registrant had 17,856,000 shares of common stock, $.001 par value, issued and outstanding and 10,000 shares of convertible preferred stock issued and outstanding which are convertible into 10,000,000 shares of common stock, $.001 par value, on February 28, 2002.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]    No  [X]

                      2000 FORM 10-KSB -- TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I

     Item 1.  Description of Business................................................1
     Item 2.  Description of Property................................................6
     Item 3.  Legal Proceedings......................................................6
     Item 4.  Submission of Matters to a Vote of Security Holders....................6

PART II

     Item 5.  Market for Common Equity and Related Stockholder Matters...............7
     Item 6.  Management's Discussion and Analysis or Plan of Operation..............8
     Item 7.  Financial Statements...................................................11
     Item 8.  Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure....................................26

PART III

     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act......................26
     Item 10. Executive Compensation.................................................28
     Item 11. Security Ownership of Certain Beneficial Owners and Management.........29
     Item 12. Certain Relationships and Related Transactions.........................30
     Item 13. Exhibits and Reports on Form 8-K.......................................30

Cautionary Statement on Forward-Looking Statements.

The discussions in this Report on Form 10-KSB, including the discussions in Item 1 and Item 6, contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "believes", "plans", "seeks", "estimates" and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth below in Item 1 under "Risk Factors That May Affect Future Results of Operations" as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company's financial condition and results of operations included in Item 6 should also be read in conjunction with the financial statements and related notes included in Item 7 of this annual report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

General. SNAP2 Corporation (f/k/a White Rock Enterprises, Ltd.) (the "Company") is a software product developer and software service provider for in-flight entertainment systems (IFE) for passenger aircraft and interactive set-top boxes
(STB) for interactive television. The Company was incorporated on October 8, 1998 under the laws of the State of Nevada originally for the purpose of developing and marketing its only product, a boot dryer that dries both boots and shoes for commercial and consumer use. Effective February 28, 2000 the Company merged with ISES Corporation (an Iowa corporation originally incorporated on May 14, 1997) ("ISES") with the Company being the survivor. In connection with the merger, the Company disposed of its boot dryer product to the original owner. The Company's name was subsequently changed to SNAP2 Corporation pursuant to Articles of Amendment filed July 12, 2000.

The resulting Company's activities to date have consisted of:

     o Developing the Airsoft Travel Kit software product which includes destination information, language training, games and airline information for IFE systems.

     o Licensing and installing the Airsoft Travel Kit Games on international and domestic airlines with IFE equipped aircraft.

     o Providing interactive television set-top box manufacturers with professional software design, programming and graphic design services.

     o Research and development strategies to productize the intellectual property assets of ISES (now the Company) for interactive television.

     o Contracting with interactive television suppliers to support promotional efforts of their related products.

     o Expanding its engineering, sales and marketing staff to address the STB and IFE markets.

     o The Company is registered with the SEC as SNAP2 Corporation and is traded on the over-the-counter bulletin board: OTCBB:SSNP.

The Company continues to develop software and service the STB and IFE industries and to explore emerging markets for embedded software technologies. The Company has engaged with companies creating embedded devices technologies such as Internet appliances, personal digital assistants and wireless devices. The Company feels that it can target these markets successfully with the technologies and experience from the STB and IFE markets as well as the skill sets it has acquired from its growth of embedded software programmers. The Company will pursue additional product and service opportunities in these markets.

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

Services and Revenues. The Company is staffed with software engineers experienced in software design and programming for emerging embedded computer systems and digital graphic artists experienced in graphical user interfaces and display for consumer electronic applications. The Company has provided development services to airlines, IFE equipment manufacturers and digital STB manufacturers to support product development, promotion and deployment. The Company has established and maintained a services relationship with Motorola's Multimedia Systems Division supplying graphic and user interface design, software programming and integration services in support of Motorola's Streamaster(TM) digital STB architecture. Motorola Multimedia Systems Division is part of the Imaging and Entertainment Solutions group within the Motorola Semiconductor Products Sector (SPS).

Through September 30, 2000, the Company's revenues were derived from license fees and renewals of its Airsoft Travel Kit Games for the IFE market and software and engineering services provided to interactive television equipment manufacturers and technology providers. The Company's IFE revenues were comprised of two types: (i) license fees from airlines for Airsoft Travel Kit Game products previously sold; and (ii) OEM initial product sales to IFE equipment manufacturers for Airsoft Travel Kit Game products. Air France, Airtours International, Delta Air Lines, AOM French airlines and Rockwell Collins are currently using the Company's software products on deployed IFE equipped aircraft. The Company also receives engineering service fees from interactive television STB manufacturer Motorola and technology provider Canal+ US Technologies.
The Company intends to derive the primary portion of its revenues through Company software product sales. Revenue is collected on execution of the software product license and is subject to renewal fees on each anniversary date of the agreement thereafter. The Company plans to continue distributing products directly to end users as well as to original equipment manufacturers (OEMs) who bundle and resell the Company's products to end users. The Company intends to continue deriving engineering service fee revenues from both end users and OEMs as those activities represent an immediate revenue stream and presents the Company with product licensing opportunities with the OEMs and their customers.

Expenses. Expenses consist primarily of payroll and related costs, third-party consulting, other professional services, and travel. The majority of the Company's products have been created and copyrighted by ISES (Company's predecessor in interest pursuant to the merger which was effective February 28,
2000). The Company has licensed In-Flight Tetris(TM) from Blue Planet Software and incurs licensing costs for each copy inventoried for or distributed to the IFE market. The Company has also licensed travel information from Lonely Planet Publishing and incurs licensing costs for copies distributed to the IFE market.

Research and Development. The Company's research and development expenses include personnel costs, allocated facilities-related expenses and payments to third-party consultants. The Company expects research and development expenses will increase in the future as additional personnel are hired to support anticipated growth. During the years ended September 30, 2000 and December 31, 1999 the Company estimates it expended $605,000 and $425,000, respectively on research and development expense.

Employees. At September 30, 2000, the Company had 16 full time employees and no part time employees.

Risk Factors That May Affect Future Results of Operations. In addition to the other risk factors contained herein and within other filings with the Securities and Exchange Commission, the Company believes the following additional risk factors should be taken into consideration in evaluating its business:

     o The Company Expects to Incur Operating and Net Losses. The Company has a limited operating history, has incurred significant losses in the past year and, at September 30, 2000, had an accumulated stockholders' deficit of $102,609. To date, the Company has recognized growing revenue, however, its ability to generate revenue is subject to substantial uncertainty. The Company expects to incur significant additional losses and continued negative cash flow from operations and it may never become profitable. The Company expects to incur significant sales and marketing, research and development and general and administrative expenses. The Company will need to generate significant revenues to achieve profitability and positive operating cash flows. Even if profitability and positive operating cash flow are achieved, the Company may not be able to achieve, sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

     o The Company's Limited Operating History and the Emerging Market for Interactive Television and In-Flight Entertainment Systems Make Its Future Financial Results Unpredictable. The Company's business and prospects depend on the development and market acceptance of interactive television and the growth of aircraft in-flight entertainment systems. The Company's future revenue prospects are subject to a high degree of uncertainty. Currently, it derives approximately 40% of its revenues from in-flight entertainment software license fees and 60% from interactive television engineering service fees. In the future, however, the Company intends to generate revenue primarily from software license fees particularly in the emerging market of interactive television while maintaining modest growth in the in-flight entertainment market. The market for interactive television software is new, unproven and subject to rapid technology change. This market may never develop or may develop at a slower rate than anticipated. In addition, the Company's success in marketing the Company as a supplier of interactive television application software is dependent upon developing and maintaining relationships with industry-leading computer and consumer electronics manufacturers, network operators and Internet content providers. There is already competition in the market to provide interactive television software. Companies such as Liberate, Intellocity, Microsoft, and AOL have established a market presence and have significantly greater financial, marketing and technical resources than the Company. These companies who offer interactive television application software may capture a larger portion of the market than the Company. Any failure to establish relationships with interactive television equipment manufacturers and network operators will have a material adverse effect on the Company's business and prospects.

     o The Company's Business is Dependent Upon the Successful Deployment of Digital Set Top Boxes for Interactive Television and the In-Flight Entertainment Systems Targeted by the Company. The Company's software products target specific interactive television and in-flight entertainment systems and the opportunity to generate revenue can be directly related to the number and the timing of systems deployed. It is the Company's intent to pursue and support the most popular system platforms for these markets. If the targeted platforms fail to establish significant and timely deployment in the market it will have a material adverse effect on the Company's business and prospects.

     o The Company Faces Competition from Companies with Significantly Greater Financial, Marketing, and Technical Resources. The markets for interactive television and in-flight entertainment systems are competitive. Companies that offer competing software applications and services for interactive television include Liberate, Intellocity, Microsoft, AOL and others. These entities each have a larger customer base, a greater number of applications, and greater brand recognition, market presence and financial, marketing and distribution resources than the Company. Other companies that offer competing software applications and services for in-flight entertainment include Nintendo, Infogrames, Tenzing, and Intergame some of which have a larger customer base, a greater number of applications, and greater brand recognition, market presence and financial, marketing and distribution resources than the Company. As a result, the Company will have difficulty increasing the number of design "wins" for its products and services.

     o The Company May Not Be Able to Respond to the Rapid Technological Change in the Markets in Which It Competes. The Company currently participates in markets which are subject to:

               |X| rapid technology change;

               |X| frequent product upgrades and enhancements;

               |X| changing customer requirements for new products and features;
                   and

               |X| multiple, competing and evolving industry standards.

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

     o Volatility of Stock Price. The market price of the Company's common stock is likely to fluctuate in the future. The Company believes that various factors, including quarterly fluctuations in results of operations, announcements of new products or partners by the Company or by its competitors, changes in interactive television and in-flight entertainment markets in general, or general economic, political and market conditions may significantly affect the market price of its common stock.

ITEM 2:  DESCRIPTION OF PROPERTY

The Company leases its facilities at its main office at 10641 Justin Drive, Urbandale, Iowa and also has an office at 8006 Monona Avenue, Austin, Texas. Management considers its current office space arrangements to be adequate for its current needs and for its short-term growth objectives.

Main Office

The Company leases 4,800 square feet from Brad Johnson Investments, LC, pursuant to a Lease dated 13th day of March, 2000. The Lease is for a period of five (5) years and the initial base rent thereunder is $56,160 per year.

Austin, Texas Office

The Austin, Texas office is the residence of officer and director Mark Malinak, for which the Company pays no rent.

ITEM 3:  LEGAL PROCEEDINGS

The Company currently is not aware of any pending legal proceeding to which the Company is a party or to which any of its property is subject, other than routine litigation that is incidental to its business. The Company currently is also not aware that any governmental authority is contemplating any legal proceeding against the Company or any of its property.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company, through solicitation of proxies or otherwise, during the three months ended September 30, 2000. However, on June 14, 2000 pursuant to the applicable provisions of the Nevada General Corporation Law, shareholders owning a majority of the shares of the Company entitled to vote on a matter consented to the adoption of an amendment to the Company's Articles of Incorporation in order to change the Company's name to "SNAP2 Corporation."

PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is authorized to issue 50,000,000 shares of its $0.001 par value common stock and 20,000,000 shares of its $0.001 par value preferred stock. As of September 30, 2000, the Company had 17,856,000 issued and outstanding shares of common stock and 10,000 issued and outstanding shares of preferred stock which are automatically convertible into 10,000,000 shares of common stock on February 28, 2002.

The Company's common stock is traded on the OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers under the trading symbol "SSNP." The Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

As of September 30, 2000 the Company had approximately 63 common stock shareholders and one shareholder of its preferred stock and there has been only a limited public market for the Company's common stock. The following table shows, for the periods indicated, the high and low per share prices of common stock, as reported on the OTC Electronic Bulletin Board. Such prices represent prices between dealers, do not include retail mark-ups, mark downs or conversions and may not represent actual transactions. No information is provided for periods prior to the effective date of the merger of ISES with and into the Company, which merger was effective February 28, 2000.

     Period Ended                                            High          Low
     ------------                                            ----          ---

     March 31, 2000 (one month)                             $5.625        $3.937
     June 30, 2000                                          $4.50         $1.875
     September 30, 2000                                     $3.875        $0.937
     October 1, 2000 through November 30, 2000              $1.875        $0.60

On November 30, 2000, the closing bid and ask prices of the common stock as reported on the OTC Electronic Bulletin Board were $0.65625 and $0.78125, respectively.

The Company has never declared or paid cash dividends on its capital stock. It is anticipated that the Company would retain its future earnings, if any, to fund the operation and expansion of its business and management does not anticipate paying any cash dividends in the foreseeable future.

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

An additional 2,200,000 shares of common stock were issued to various designees of Investment Capital Corporation and Pursuit Capital, LLC in connection with the merger, in exchange for the commitment of these entities to raise $2,000,000 to fund working capital needs and general corporate purposes, including, but not limited to, expansion of sales and marketing efforts, research and development activities, licensing of new technology and payment of additional legal and accounting services occasioned by the merger of the Company and ISES. These entities conducted a private placement of the Company's $.001 par value common stock during the fiscal quarter ended March 31, 2000 and raised $760,000, in consideration of which the Company issued an additional 760,000 shares of its common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $100,000 was received by the Company as of June 30, 2000 and an additional $470,610 was received through November 30, 2000 leaving a balance of $1,429,390 to be provided by these entities. None of such shares of common stock or preferred stock was or will be registered under the Securities Act of 1933, as amended.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Item 6 should be read in conjunction with the discussion included in Item 1 above, "Description of Business" and the financial statements of the Company included in Item 7 below.

Results of Operations

Since the inception of ISES Corporation (now the Company), it has been engaged primarily in the business of developing and licensing software products and providing engineering software and graphic design services. Accordingly, historical results of operations are not indicative of and should not be relied upon as an indicator of future performance.

All revenue and the majority of the costs and expenses disclosed in this report were generated by ISES Corporation. The Company had no revenue prior to the merger with ISES Corporation and minimal costs and expenses. As a result, the consolidated comparative data represents the comparison of ISES revenue, costs and expenses for a similar period in the previous year.

Years Ended September 30, 2000 and December 31, 1999

Revenues

Total revenues increased 3.5% to $737,054 for the year ended September 30, 2000, compared to $712,286 for the year ended December 31, 1999. The increase was related to an increase in product license revenues and license updates. Product license fees represented approximately 40% of revenues versus 53% for engineering service fees. During the year ended September 30, 2000, transactions with Motorola, Canal+ U.S. Technologies, Delta Airlines, Airtours International, Rockwell Collins and AOM accounted for 43%, 12%, 7%, 10%, 2% and 2%, respectively of the Company's total revenues.

Costs and Expenses

Total costs increased 33% to $1,704,093 for the year ended September 30, 2000, compared to $1,135,433 for the year ended December 31, 1999. The increase was related to merger administrative costs, sales commission costs and added software development costs needed to support increased business and anticipated future growth. The Company believes that costs and expenses will continue to increase as it attempts to expand operations (including product development) and sales and marketing efforts.

Payroll and Related Benefits

Payroll and related benefits increased 52% to $938,877 for the year ended September 30, 2000 from $618,653 for the year ended December 31, 1999 reflecting research and development, marketing and administrative employee expansion in Des Moines, Iowa and establishing a sales office in Austin, Texas.

Software Development and Consulting

Software development and consulting expenses increased 26% to $377,551 for the year ended September 30, 2000 from $299,603 for the year ended December 31, 1999.

Other Expenses

Other expenses increased 79% to $387,665 for the year ended September 30, 2000 from $217,177 for the year ended December 31, 1999 reflecting associated costs of the Company's growth.

Liquidity and Capital Resources

The Company requires working capital to fund its operations. The Company expects to continue to experience losses from operations and negative cash flows for at least the next nine (9) month period. Effective February 28, 2000 (the date of filing of a Certificate of Merger with the Nevada Secretary of State), the Company merged with ISES Corporation with the Company as the surviving corporation. The merger was arranged for the Company by Investment Capital Corporation and Pursuit Capital LLC, venture capital firms located in Scottsdale, Arizona in accordance with understandings these entities reached with ISES Corporation to raise capital in private transactions. According to their agreement, these entities were to raise $2,000,000 to fund the Company's post-merger research and development, marketing and overall expansion. Pursuant to and in consideration of this arrangement and the identification of the potential merger as an investment opportunity, the Company issued 2,200,000 shares of its $.001 par value per share common stock to these entities and/or their designees. During the fiscal quarter ended March 31, 2000 these entities conducted a private placement on behalf of the Company and raised $760,000, the proceeds of which have been given to the Company. For these funds, the Company issued an additional 760,000 shares of its $.001 per share common stock. The current understanding of the parties obligates these venture capital entities to provide additional funding of $2,000,000 (without the issuance of any additional shares of stock by the Company) on or before August 12, 2000 (i.e., six months after the merger became effective) of which $100,000 was received by the Company as of June 30, 2000 and an additional $470,610 was received by November 30, 2000. The balance owed by Investment Capital Corporation and Pursuit Capital LLC to the Company as of November 30, 2000 totaled $1,426,390.

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

ITEM 7:  FINANCIAL STATEMENTS

                          Independent Auditors' Report

To the Stockholders
SNAP2 Corporation:


We have audited the accompanying balance sheet of SNAP2 Corporation (formerly ISES Corporation, see note 1 to the financial statements) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SNAP2 Corporation, as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                         /S/ McGowen, Hurst, Clark & Smith, P.C.

April 25, 2000

                          Independent Auditors' Report

The Board of Directors
SNAP2 Corporation:


We have audited the accompanying balance sheet of SNAP2 Corporation (a Nevada Corporation) as of September 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SNAP2 Corporation as of September 30, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered significant losses in the last 21 months, and as a result has insufficient liquidity to pay its obligations as they come due. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     /S/ KPMG LLP

December 18, 2000

                                SNAP2 CORPORATION

                                 Balance Sheets

                    September 30, 2000 and December 31, 1999



                                                                         1999
                           Assets                         2000         (note 1)
                                                        --------      ---------
  Current assets:
    Cash                                               $  18,956             --
    Accounts receivable (note 7)                         127,279        138,917
                                                       ---------      ---------
             Total current assets                        146,235        138,917
                                                       ---------      ---------

  Property and equipment:
    Office furniture and equipment                        49,952         14,681
    Computer equipment                                    59,555         20,992
                                                       ---------      ---------

             Total property and equipment                109,507         35,673

    Less accumulated depreciation                        (32,674)       (19,704)
                                                       ---------      ---------

              Net property and equipment                  76,833         15,969

  Other assets                                             4,760         15,260
                                                       ---------      ---------

             Total assets                              $ 227,828        170,146
                                                       =========      =========

                                SNAP2 CORPORATION

                                 Balance Sheets

                    September 30, 2000 and December 31, 1999

                                                                                              1999
               Liabilities and Stockholders' Equity (Deficit)                  2000         (note 1)
                                                                           -----------    -----------
  Current liabilities:
    Checks disbursed in excess of amounts on deposit                       $        --            685
    Accounts payable                                                            56,390        109,523
    Deferred income                                                              9,343          9,984
    Accrued royalty                                                              3,750             --
    Accrued interest                                                                --          9,786
    Accrued payroll and related liabilities                                     36,339        105,754
    Notes payable                                                                   --        175,000
    Current portion of long-term debt (note 3)                                  21,445             --
                                                                           -----------    -----------

             Total current liabilities                                         127,267        410,732

  Long-term debt (note 3)                                                      203,170        135,000
                                                                           -----------    -----------

             Total liabilities                                                 330,437        545,732
                                                                           -----------    -----------

  Stockholders' equity (deficit) (note 4):
    Common stock - $0.001 par value; 50,000,000 shares authorized;
      17,856,000 shares issued and outstanding at September 30, 2000 and 10,000,000 shares issued or committed to be issued
      at December 31, 1999                                                      17,856         10,000
    Convertible preferred stock - $0.0001 par value; 20,000,000 shares authorized; 10,000 shares issued and outstanding at
      September 30, 2000 and 1999. Shares convert to common stock at a ratio of 1,000 shares of common for each share of convertible
      preferred stock on February 28, 2002                                          10             10
    Additional paid in capital                                               1,188,858         (8,696)
    Accumulated deficit                                                     (1,291,683)      (376,900)
    Unearned compensation                                                      (17,650)            --
                                                                           -----------    -----------

             Total stockholders' deficit                                      (102,609)      (375,586)
                                                                           -----------    -----------

             Total liabilities and stockholders' deficit                   $   227,828        170,146
                                                                           ===========    ===========


See accompanying notes to financial statements.

                                SNAP2 CORPORATION

                            Statements of Operations

              Years ended September 30, 2000 and December 31, 1999

                                                                       1999
                                                       2000          (note 1)
                                                   ------------    -------------
Revenue (note 7):
    License fees                                   $    294,751        162,680
    Consulting                                          387,723        539,654
    Maintenance                                          33,061          9,952
    Other income                                         21,519           --
                                                   ------------    -----------

             Total revenue                              737,054        712,286
                                                   ------------    -----------

Expenses:
    Payroll                                             839,550        585,353
    Payroll taxes                                        59,227         33,300
    Employee health insurance                            40,100           --
    Software development and consulting (note 6)        377,551        299,603
    Administrative                                      191,064         79,877
    Interest                                             19,914         15,553
    Travel                                              110,029         91,115
    Marketing                                             4,388          6,536
    Miscellaneous                                         1,066          1,559
    Equipment and office rent                            46,734         16,620
    Depreciation                                         14,470          5,917
                                                   ------------    -----------

             Total expenses                           1,704,093      1,135,433
                                                   ------------    -----------

              Net loss                             $   (967,039)      (423,147)
                                                   ============    ===========

Net loss per share -
    Basic and diluted                              $      (0.07)         (0.04)
                                                   ============    ===========

Weighted average shares and outstanding -
    Basic and diluted                                14,536,175     10,000,000
                                                   ============    ===========


See accompanying notes to financial statements.

                                SNAP2 CORPORATION

                       Statements of Stockholders' Equity

              Years ended September 30, 2000 and December 31, 1999

                                                                    Additional      Retained
                                         Common     Convertible        Paid         Earnings         Unearned
                                          Stock      Preferred      In Capital      (Deficit)      Compensation        Total
                                        --------     ----------     ----------      ----------     ------------     ----------
Balance January 1, 1999 (note 1)        $ 10,000             10         (8,696)         51,247              --          52,561

    Distributions to S corporation            --             --             --          (5,000)             --          (5,000)
        shareholders

    Net loss                                  --             --             --        (423,147)             --        (423,147)
                                        --------     ----------     ----------      ----------      ----------      ----------

Balance December 31, 1999                 10,000             10         (8,696)       (376,900)             --        (375,586)
                                        --------     ----------     ----------      ----------      ----------      ----------

    Net loss of companies for three
    months ended
        December 31, 1999
      duplicated to adjust to                 --             --             --          52,256              --          52,256
      common fiscal year end
    Issuance of common stock               7,856             --      1,179,004              --              --       1,186,860
    Stock options issued to                   --             --         18,550              --         (18,550)             --
    employees
        below fair value
    Amortization of unearned                  --             --             --              --             900             900
        compensation
    Net loss                                  --             --             --        (967,039)             --        (967,039)
                                        --------     ----------     ----------      ----------      ----------      ----------

Balance September 30, 2000              $ 17,856             10      1,188,858      (1,291,683)        (17,650)       (102,609)
                                        ========     ==========     ==========      ==========      ==========      ==========

See accompanying notes to financial statements.

                                SNAP2 CORPORATION

                            Statements of Cash Flows

              Years ended September 30, 2000 and December 31, 1999


                                                                       1999
                                                         2000         (note 1)
                                                     -----------    ------------
 Cash flows from operating activities:
  Net loss                                           $  (967,039)      (423,147)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                       15,370          5,917
      Deferred income                                      4,375          9,984
      Change in:
         Accounts receivable                              (1,003)       (79,375)
         Accounts payable and accrued expenses           (80,401)       204,531
                                                     -----------    -----------

      Net cash used by operating activities           (1,028,698)      (282,090)
                                                     -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                     (71,163)       (11,098)
  Increase in other assets                                (4,760)       (15,260)
                                                     -----------    -----------

      Net cash used by investing activities              (75,923)       (26,358)
                                                     -----------    -----------

Cash flows from financing activities:
  Checks disbursed in excess of amounts on deposit            --            685
  Proceeds from issuance of common stock               1,186,860             --
  Distributions to shareholders                               --         (5,000)
  Proceeds from notes payable and long-term debt         100,000        310,000
  Repayment of notes payable and long-term debt         (185,385)            --
                                                     -----------    -----------

      Net cash provided by financing activities        1,101,475        305,685
                                                     -----------    -----------

      Net decrease in cash                                (3,146)        (2,763)

Cash at beginning of year                                 22,102          2,763
                                                     -----------    -----------

Cash at end of year                                  $    18,956             --
                                                     ===========    ===========

Supplemental disclosures:
  Cash paid for interest                             $    20,076          5,767
                                                     ===========    ===========

See accompanying notes to financial statements.

                                SNAP2 CORPORATION

                          Notes to Financial Statements

                    September 30, 2000 and December 31, 1999


(1)  Business and Organization

     SNAP2 Corporation (the Company) formerly known as White Rock Enterprises, Ltd. is a software product developer and software service provider for in-flight entertainment systems (IFE) for passenger aircraft and interactive set-top boxes (STB) for interactive television. The Company markets and licenses its software worldwide.

     Reverse Merger

     Effective February 28, 2000, the Company merged with ISES Corporation
     (ISES), with the Company as the surviving corporation. At the date of the merger, the Company was a "shell company" as the Company had approximately $1,000 in assets and no liabilities, had generated no revenues since inception and had incurred total expenses of $6,100 since its inception on October 8, 1998. The merger transaction has been accounted for as a reverse merger. In such transaction, the operating enterprise (ISES) is determined to be the acquiring enterprise for financial reporting purposes. The historical financial statements of ISES are presented as the historical financial statements of the combined enterprise. The equity of ISES is presented as the equity of the combined enterprise, however, the capital stock account of ISES is adjusted to reflect the par value of the outstanding stock of the Company after giving effect to the number of shares issued in merger. For periods prior to the merger, the equity of the combined enterprise is the historical equity of ISES prior to the merger retroactively restated to reflect the number of shares received in the merger. The Company's year end is September 30 whereas ISES' year end was December 31; therefore, the historical financial statements of ISES for the year ended December 31, 1999 are presented for comparative purposes to the Company's year ended September 30, 2000. The three month period from October 1, 1999 through December 31, 1999 is included in both years. Revenues, net loss, and basic and diluted earnings per share for that three month period were $232,056, ($52,256), and ($0.003), respectively.

     In connection with the merger, the Company issued 10,000,000 shares of common stock and 10,000 shares of convertible preferred stock for 100% of the outstanding shares of ISES. The convertible preferred stock automatically converts to 10,000,000 shares of common stock on February 28, 2002. Also in connection with the merger, an additional 2,200,000 shares of common stock were issued to others in exchange for locating investors and a commitment to raise $2,000,000 to fund the Company's working capital needs and for general corporate purposes. As the $2,000,000 is received, additional paid in capital will be recorded.

     Use of Estimates

     The preparation of financial statements, in conformity with auditing standards generally accepted in the United States of America, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

                                SNAP2 CORPORATION

                          Notes to Financial Statements

                    September 30, 2000 and December 31, 1999


     contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses, during the reporting period. Actual results could differ from those estimates.

     Property and Equipment

     Property and equipment is stated at cost and is depreciated on straight-line methods with estimated useful lives of 3 to 7 years.

     Revenue Recognition

     Software license fees are recognized as revenue upon contract signing and shipment of the software master copy or download of software by the customer. Consulting revenues are derived primarily from custom contract engineering work and training and consulting services. Revenues from custom contract engineering work are recognized using the percentage of completion method. Revenues from training and consulting services are recognized as the services are rendered. Maintenance revenues, excluding maintenance of one year or less bundled with software license fees, are recognized ratably over the term of the related agreements.

     Fair Value of Financial Instruments

     Fair value estimates, methods, and assumptions are set forth below:

          Trade accounts receivable, accounts payable, and accrued expenses--The carrying amount approximates the estimated fair value due to the short-term nature of those instruments.

          Long-term debt--Due to amounts being borrowed from a related party of the Company's president and from an economic development agency of the State of Iowa, the fair value of long-term debt was not reasonably determinable.

          Limitations--Fair value estimates are made as of a specific point in time, based upon the relevant market information about the financial instruments. Because no market exists for a majority of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgments and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                SNAP2 CORPORATION

                          Notes to Financial Statements

                    September 30, 2000 and December 31, 1999

     Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (ABP No. 25) and related interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period for those options granted to employees and directors. Compensation cost for stock options issued other than to employees and directors, if any, is recognized at the date of the grant. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation" (see note 4).

     Income Taxes

     ISES originally elected to be treated as a S corporation for federal and state income tax purposes. Effective February 28, 2000, due to the merger of ISES into the Company, ISES revoked its S corporation status. Accordingly, the stockholders of ISES included their proportionate share of the Company's taxable loss in their personal tax returns for the period from October 1, 1999 to February 28, 2000. The Company is organized as a C Corporation.

     The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date.

     Earnings Per Share

     Basic EPS is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of actual common shares plus the potential dilution that would occur from the conversion of convertible preferred stock and the exercise of stock options. Due to the net loss incurred for the years ended September 30, 2000 and December 31, 1999, the effect of convertible preferred stock and stock options is not included in the calculation of diluted earnings per share because the effect is anti-dilutive.

                                SNAP2 CORPORATION

                          Notes to Financial Statements

                    September 30, 2000 and December 31, 1999

(2)  Going-Concern Matters

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other assets, nor does it have an established source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. The financial statements do not include any adjustments that might result if the Company is unable to continue its operations.

     Management of the Company indicates that it has entered into and is currently negotiating additional contracts for its products and services. The Company is also exploring the licensing or sale of its intellectual property and existing contracts to raise additional capital.

(3)  Long-term debt

     On June 20, 1999, the Company entered into a promissory note with a related party of the Company's president whereby $135,000 was borrowed by the Company. The note bears an interest rate of 9% per annum on the unpaid principal balance. Under the terms of the note, principal payments of $10,385 along with interest are due in quarterly installments beginning July 1, 2001. The Company prepaid $10,385 of principal. The remaining maturities of this note are $10,385, 2001; $41,538, 2002: $41,538, 2003;
     and $31,154, 2004.

     On August 17, 1999 the Company entered an agreement with the Iowa Department of Economic Development (IDED) whereby the Company would receive $100,000 of financial assistance under the Community Economic Betterment Account (CEBA). Under the terms of the agreement, the Company pays an annual royalty equal to 1.5% of the prior year total gross revenues to IDED in semi-annual payments each June 1 and December 1, until a repayment amount of $200,000 has been reached. The first scheduled semi-annual payment is June 1, 2001 and is $5,530.

     The Company has a $200,000 line of credit with a bank bearing interest at the bank's commercial base rate. Funds advanced are secured by the Company's accounts receivable and property and equipment. The line of credit matures November 10, 2001. There were no borrowings outstanding at September 30, 2000.

(4)  Stock Options

     On February 1, 1999 and March 4, 1998 the president of the Company granted options to purchase 7,805,025 and 6,191,800, respectively, shares of common stock of the Company

                                SNAP2 CORPORATION

                          Notes to Financial Statements

                    September 30, 2000 and December 31, 1999

     owned by him, (adjusted for the February 28, 2000 merger) to employees of the Company and consultants to the Company for $0.10 and $0.05 per share, respectively. These options were issued at fair value at the date of granted and were accounted for as if such options were issued directly by the Company. The options vest three years from the date of grant.

     The Company's Board of Directors adopted the Stock Option Plan (the Plan) effective March 15, 2000. Under the Plan options may be granted to employees, officers, consultants, directors and advisors to purchase up to an aggregate of 1,000,000 shares of the Company's common stock. Options granted under the Plan may be options that are intended to qualify as incentive stock options and options that are not intended to so qualify. If incentive stock options are granted to a person possessing more than ten percent of the combined voting power or value of all classes of stock of the Company, the exercise price shall not be less than 110% of the Company's common stock fair market value on the date of grant. Under the Plan, the term of options may not exceed ten years unless an incentive stock option is granted to a stockholder who owns more than ten percent of the combined voting power of the Company, then the term may not exceed five years. The Board of Directors determines the exercise price, vesting period of options at the date of grant and other conditions as specified in the Plan.

     The Company applies the provisions of APB No. 25 and related interpretations in accounting for stock options and related compensation expense, if any, under the Plan. Compensation expense of $900 was recognized for stock options issued below fair value to employees to purchase 105,000 shares of the Company's common stock during the year ended September 30, 2000.

     Had the Company determined compensation cost based on the fair value at the grant date for stock options including options granted by the Company's president under SFAS 123, the Company's net loss and net loss per share would have been as indicated below:

                                                        2000           1999
                                                    -----------     ----------

         Net loss - as reported                     $  (967,039)     (423,147)
         Net loss - pro forma                        (1,102,754)     (515,332)
         Basic loss per share - as reported               (0.07)        (0.04)
         Basic loss per share - pro forma                 (0.08)        (0.05)
         Diluted loss per share - as reported             (0.07)        (0.04)
         Diluted loss per share - pro forma               (0.08)        (0.05)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions used for grants during fiscal 2000: risk-free interest rate of 6.5%, dividend yield of 0.0%, expected

                                SNAP2 CORPORATION

                          Notes to Financial Statements

                    September 30, 2000 and December 31, 1999

     volatility of 110%, and expected lives of 5 years. The fair values of the option grants in fiscal 2000 were $1.64 to $2.02 per share. As the Company was a nonpublic entity until February 28, 2000, it is permitted under SFAS 123 to use the "minimum value" method to value stock options granted prior to February 28, 2000. Under the "minimum value" method expected volatility is effectively zero. The weighted average fair value of stock options granted by the Company's president for the years ended December 31, 1999 and 1998 were $0.03 and $0.01, respectively. The effects of applying SFAS 123 may not be representative of the effects on reported net earnings
     (loss) for future years.

     The stock option activity under the Plan during the year ended September 30, 2000 is summarized as follows:

                                                                   Weighted-
                                                        Year       average
                                                        ended      exercise
                                                        2000        price
                                                     ---------    ---------

        Beginning Balance                            $      --           --
        Granted                                        470,000         2.44
        Exercised                                           --           --
        Canceled                                       (75,000)        2.88
                                                     ---------    ---------

        Ending Balance                               $ 395,000         2.36
                                                     =========    =========

        Options exercisable at period end            $      --
                                                     =========

At September 30, 2000, 605,000 stock options were available for grant.

The options outstanding under the Plan as of September 30, 2000 have the following attributes:

        Option statistics                      $2.03        $2.50      $3.00
            by price rages:                   to $2.49     to $2.99   and over
                                             ----------    --------   --------

        Options outstanding                     280,000     75,000     40,000
        Weighted-average price               $  2.14        2.63       3.38
        Weighted-average remaining life         9.7 yrs     9.7 yrs    9.5 yrs
        Number exercisable                       --          --         --

                                SNAP2 CORPORATION

                          Notes to Financial Statements

                    September 30, 2000 and December 31, 1999

(5)  Income Taxes

     Prior to February 28, 2000 the Company was an S corporation for income tax purposes and the tax profits or losses passed through to the shareholders. On a proforma basis as if the Company had been taxed as a C corporation for the year ended December 31, 1999 there would have been no income taxes or benefits since the Company had a net operating loss and the benefit of such carryforward would not have been recognized.

     The income tax expense for 2000, differs from the "expected" tax expense computed by applying the United States federal income tax rate of 34% to the loss before income taxes, as follows:

                                                                   2000
                                                                ----------

         Computed "expected" tax benefit for the period
             February 28, 2000 through September 30, 2000,
             the C corporation period                           $ (264,114)
         Increase (decrease) in "expected" tax expense
             resulting from:
               Net operating loss carryforward
                 not recognized                                    266,000
               Other, net                                           (1,886)
                                                                ----------

               Income tax benefit                               $       --
                                                                ==========

     At September 30, 2000 the only temporary difference that gave rise to a significant portion of deferred income tax assets was a net operating loss carryforward. The net operating loss of approximately $788,000 expires in 2020. A valuation allowance has been established for $268,000. The valuation allowance at September 30, 2000 increased $266,000.

(6)  Related Party

     ISES Canada, a Canadian Company with common ownership through the Company's president, provides software development and consulting services to the Company. Fees paid or accrued to ISES Canada totaled $322,802 and $299,603 for the years ended September 30, 2000 and December 31, 1999, respectively.

                                SNAP2 CORPORATION

                          Notes to Financial Statements

                    September 30, 2000 and December 31, 1999

(7)  Business and Credit Concentration

     For the year ended September 30, 2000 the Company had three customers who accounted for approximately 66% of total sales. Included in trade accounts receivable at September 30, 2000 was $99,163 due from these customers.

(8)  Leases

     The Company leases an office facility under an operating lease. For the year ended September 30, 2000, rent expense was approximately $42,000.

     At September 30, 2000, the Company's future minimum Lease obligations are approximately:

                 Year ending
                September 30,
                -------------

                     2001              $63,000
                     2002               58,500
                     2003               60,000
                     2004               61,000
                     2005               39,000
                                      --------
                                      $281,500
                                      ========

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company is the resulting corporation of a merger between White Rock Enterprises, Ltd. (the Company, n/k/a SNAP2 Corporation) and ISES Corporation, an Iowa corporation which was effective on February 28, 2000. Prior to that time the Company was a "shell" corporation and ISES Corporation was an operating company. The Company was the surviving corporation of the merger. ISES Corporation (as a predecessor to the Company) has not had any change in its accountants during the last three years or any disagreement with its accountants during that period which are the type required to be disclosed under this Item. However, on December 15, 2000, the Board of Directors of SNAP2 Corporation (the "Company") approved the hiring of KPMG LLP (KPMG) as the Company's independent accountants for the audit of the financial statements of the Company for the year ended September 30, 2000. The Company's previous accountant (prior to the merger) was Barry L. Friedman, P.C., Las Vegas, Nevada, ("Friedman").

The audit report of Friedman on the financial statements of the Company for the period ended September 30, 1999 did not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope, or accounting principles, except as to an uncertainty regarding the Company's ability to continue as a going concern due to recurring losses and the absence of sources of revenue.

To the knowledge of management, during the audit of the period ended September 30, 1999 , there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The change in the Company's accountants was previously reported on the Company's Current Report on Form 8-K filed with the SEC on December 20, 2000.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers.

The Company's directors and executive officers are as follows:

                  Name                      Age                             Positions
                  ----                      ---                             ---------
         Dean R.("Rick") Grewell III        42                President, CEO and Director

         Steven L. Johnson                  40                Vice President of Marking and Director

         Antony Hoffman                     39                Vice President of Research and
                                                               Development and Director

         Mark Malinak                       39                Vice President of Sales and Director


         Dean Davis                         26                Director

         Mike Hennel                        41                Director

The terms of each director of the Company will expire in January 2001 or at such time as their successors shall have been elected and qualified.

Rick Grewell has been the President, CEO and a Director of the Company since the merger with ISES Corporation. Prior to merger Mr. Grewell was President and CEO of ISES Corporation since September 7, 1996. Prior to that time Mr. Grewell was employed by Microware Systems Corporation, in Clive, Iowa ("Microware") for approximately 12 years.

Steven Johnson has been a Vice President and Director of the Company since its merger with ISES Corporation. Prior to the merger Mr. Johnson was Vice President of Marketing of ISES Corporation since February 1, 1999. Mr. Johnson was previously employed by Microware for approximately 11 years.

Antony Hoffman has been a Vice President and Director of the Company since its merger with ISES Corporation. Prior to the merger Mr. Hoffman was Vice president of Marketing of ISES Corporation since February 1, 1999. Mr. Hoffman was previously employed at Microware for approximately 13 years.

Mark Malinak has been a Vice President and Director of the Company since its merger with ISES Corporation. Prior to the merger Mr. Malinak was Vice President of Sales of ISES Corporation since February 1, 1999. Prior to joining the Company, Mr. Malinak had been employed at Microware for approximately 4 years and at Sun Microsystems, Palo Alto, California for 2 years.

Dean Davis has been a Vice President and Director of the Company since its merger with ISES Corporation. Prior to the merger Mr. Davis had been a graphics artist with ISES Corporation since February 6, 1998.

Mike Hennel has been a Director of the Company since June 14, 2000. Mr. Hennel is President and CEO of Silvon Software, a position he has held since 1987.

The number of directors for the Company is currently set at six. The Bylaws permit the Board of Directors to establish the number of directors at not less than one (1) nor more than fifteen (15). Each of Company's directors is elected to a one year term and until his or her successor is elected. Directors need not be shareholders of the Company or residents of any particular jurisdiction.

The officers of the Company are to be elected annually by the board of directors at its annual meeting, and hold office until the next annual meeting of the board of directors and until their successors are chosen. Officers may also be removed by the board of directors at any time, with or without cause. Officers need not be a director or a shareholder of the Company.

No executive officer or director of the Company has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or of any regulatory agency enjoining him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities nor has any such person been the subject of any order of a state authority barring or suspending for more than sixty (60) days, the right of such a person to be engaged in such activities or to be associated with such activities.

No executive officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No executive officer or director of the Company is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers Steven L. Johnson and Antony Hoffman filed form 3s on December 14, 2000 to disclose options given to them in February 1999 with respect to an aggregate (as adjusted for stock splits and shares issued pursuant to the merger) of 1,734,450 shares each of Company common stock currently owned by Director and President Dean R. Grewell III. Mr. Grewell's related Form 4 disclosing these options was also filed on December 14, 2000.

ITEM 10: EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table shows the compensation paid by the Company to its chief executive officer and each of its executive officers whose salary and bonus for the year ended September 30, 2000 exceeded one hundred thousand dollars ($100,000).

                           Summary Compensation Table


Name and                         Fiscal Year        Salary           Bonus
Position                         Ended 9/30         ------           -----
--------                               ----
Dean R. Grewell, III             2000              $138,866            $0
President and CEO                1999              $120,090            $0
                                 1998                    $0            $0

Mark Malinak
Vice President Sales             2000              $125,000      $122,887 (1)
                                 1999              $115,385            $0
                                 1998                    $0            $0

(1)  Sales Commission income.

Director Compensation

The Company at this time only reimburses travel and communication expenses for board meetings. The Company believes in the future outside directors will be compensated with money and stock options. There is no plan currently in place.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's equity securities by each of the Company's directors and executive officers and each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's voting securities.

                            Security Ownership Table

            Name and Address of                                              Number of              Percentage
              Beneficial Owner                                               Shares(1)             Ownership(1)
              ----------------                                               ---------             -----------
Dean R. Grewell, III
1032 54th, West Des Moines, Iowa 50266                                    4,653,175(2)(3)          16.70%(2)(3)

Steven L. Johnson                                                         1,734,450(3)(4)           6.23%(3)
1620 NW 120th Street, Clive, Iowa 50325

Antony F. Hoffman                                                         1,734,450(3)(4)           6.23%(3)
10113 NW 80th Lane, Grimes, Iowa 50111

Mark Malinak                                                              1,734,450(5)              6.23%(3)
8006 Monona Avenue, Austin, Texas 78717

Dean Davis                                                                1,547,950(5)              5.51%(3)
86 Markham Street, Toronto, Ontario Canada M6J 2G5

Mike Hennel                                                                    -0-                     0%
900 Oakmont, Westmont, Illinois 60559

All executive officers and directors as Group (6 persons)                11,404,475                40.94%


(1) Ownership totals and percentages are computed based on the actual number of shares of Company common stock issued and outstanding (17,856,000) plus 10,000,000 additional shares to be issued on February 28, 2002 in exchange for 10,000 shares of the Company's $.001 par value preferred stock currently held of record by Mr. Grewell. The totals and percentages do not include options for 395,000 shares of common stock granted to non-executive employees of the Company under the Company's Incentive Stock Plan, none of which were exercisable at September 30, 2000. The totals and percentages also include options granted by Mr. Grewell in

     February of 1999 and March of 1998 the final agreements with respect to which, have not yet been executed.

(2) Includes 10,000,000 shares of common stock to be issued on February 28, 2002 in exchange for 10,000 shares of preferred stock held of record by Mr. Grewell.

(3) Assumes exercise of all options granted by Mr. Grewell (12,064,425 shares total), which subject to vesting, the exercise date of which is immediately, February 2, 2000 or March 4, 1999 depending on the option agreement.

(4) Subject to vesting, call option exercisable February 2, 2000 and expires March 4, 2008.

(5) Messrs. Malinak and Davis were granted options as of February 1999 and March 1998 for 1,734,450 shares (as adjusted) and 1,547,950 shares (as adjusted), respectively, but final agreements are not executed and the options are therefor subject to cancellation.

Other than Alex Resh, an employee of the Company who has options from Mr. Grewell with respect to 1,734,450 shares of common stock (6.23% of the Company, if exercised), management of the Company is not aware of any person or entity beneficially owning in excess of five percent (5%) of the Company's common stock.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

With the exception of (i) a loan to the Company from Dean R. Grewell, Jr. (father of Dean R. Grewell III) and (ii) payments for services rendered by ISES Canada, as described in Note 3 and Note 6, respectively, to the Company's audited financial statements included in Item 7 above, the Company has not been a party to any transaction during the last two years, or proposed transaction, of the type required to be disclosed under this Item. The transactions to which this Item applies are transactions involving the Company and in which any of the following types of persons had or is to have a direct or indirect material interest:

     o    any director or officer of the Company,

     o    any nominee for election as a director of the Company,

     o    any beneficial owner of more than 5% of the Company's common stock, or

     o    any member of the immediate family of any person referred to above.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following are the exhibits to this annual report.

         Exhibit No.      Description of Exhibit

             2.1 Acquisition Agreement and Plan of Merger (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed March 1, 2000)

            *3.1          Articles of Incorporation, as amended

            *3.2          Bylaws, as amended

            10.1 Consulting Agreement dated February 25, 1999 between ISES Corporation and Trivia Mania (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

            10.2 Copyright and Trademark License and Distribution Agreement dated September 30, 1999 between The Tetris Company, L.L.C. and ISES Corporation (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

            10.3 License Agreement and Software Development Agreement dated as of November 2, 1999 and November 22, 1999, respectively, between CANAL+ and ISES Corporation (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

            10.4 Investment Capital Corporation - Letter agreement regarding Merger of White Rock Enterprises Ltd. and ISES Corporation (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

            10.5 Investment Capital Corporation - Memo regarding proposed new capital structure of White Rock Enterprises, Ltd. reflecting the merger (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

            10.6 In-Flight Entertainment Software License Agreement dated March 31, 1999 between Airtours International Airways, Limited and ISES Corporation (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

            10.7 Content License Agreement dated November 15, 1999 between Lonely Planet Publications Pty. Ltd. and ISES Corporation (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

            10.8 License and Distribution Agreement dated October 1, 1999 pursuant to which ISES Corporation appoints Licensee-Rockwell Collins, Inc. and End User-Air France (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

            10.9 Software Development Agreement dated December 4, 1998 between Motorola, Inc. and International Systems Entertainment Software, Inc. (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

            10.10 ISES Statement of Work for Motorola Application User Interfaces (Exhibit C) dated June 25, 1999 (Incorporated by reference to the Company's 10QSB for the period ended March 31, 2000)

          *10.12 First Amendment to SNAP2 Corporation Stock Option Plan (Amending Stock Option Plan previously filed as
                          Exhibit 10.12 to the Company's 10QSB for the period ended June 30, 2000)

           10.13 In-Flight Entertainment Software License Agreement for Delta Air Lines, Inc. dated as of April 26, 2000 (Incorporated by reference to the Company's 10QSB for the period ended June 30, 2000)

           10.14 ISES Statement of Work for the Motorola Streamaster User Interface Stallone V1.1 dated as of April 28, 2000 (Incorporated by reference to the Company's 10QSB for the period ended June 30, 2000)

           10.15 In-Flight Entertainment Software License Agreement by AOM dated as of April 27, 2000 (Incorporated by reference to the Company's 10QSB for the period ended June 30, 2000)

           *27.1          Financial Data Schedule

         *Filed herewith

(b)      Report on Form 8-K

     A report on 8-K describing a change in the Company's independent auditors was filed on December 20, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SNAP2 CORPORATION


Date:  December 29, 2000                    By: /s/ Dean R. Grewell
                                                -----------------------------
                                                Dean R. Grewell, III,  President