Form 10QSB
period 2000-12-30
WHITE ROCK ENTERPRISES LTD
filed 2001-02-14
CIK 1079287

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

                       For Period ended December 31, 2000
                         Commission File Number 0-26839

                                SNAP2 CORPORATION
                      (f/k/a White Rock Enterprises, Ltd.)
                      ------------------------------------
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

                                 (515) 331-0560
                                 --------------
              (Registrant's telephone number, including area code)


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

As of December 31, 2000, the registrant had 17,856,000 shares of common stock, $.001 par value, issued and outstanding and 10,000 shares of convertible preferred stock issued and outstanding which are convertible into 10,000,000 shares of common stock, $.001 par value, on February 28, 2002.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]    No  [X]

PART I   FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


SNAP2 Corporation
 Balance Sheets

                                                                         (Unaudited)
                                                                         December 31,  September 30,
                                                                             2000          2000
                                                                         -----------   -------------
Assets
Cash and cash equivalents                                                $    42,403    $    18,956
Accounts receivable                                                          126,053        127,279
                                                                         -----------    -----------
         Total current assets                                                168,456        146,235

Equipment, net of accumulated depreciation                                    72,539         76,833

Other assets                                                                   3,375          4,760
                                                                         -----------    -----------

            Total assets                                                 $   244,370    $   227,828
                                                                         ===========    ===========

Liabilities and Stockholders' Equity (Deficit)
Accounts payable                                                         $   162,070    $    56,390
Accrued payroll and related liabilities                                       65,155         36,339
Accrued royalty                                                                6,000          3,750
Accrued interest payable                                                       2,804             --
Deferred income                                                               24,984          9,343
Line of credit                                                               141,000             --
Current portion of long-term debt                                             19,172         21,445
                                                                         -----------    -----------
         Total current liabilities                                           421,185        127,267


Long-term debt                                                               205,443        203,170
                                                                         -----------    -----------
         Total liabilities                                                   626,628        330,437
                                                                         -----------    -----------

Stockholders' equity:
     Common stock - $0.001 par value; 50,000,000 shares
     authorized; 17,856,000 shares issued and outstanding                     17,856         17,856
     Convertible preferred stock - $0.001 par value; 20,000,000
     Shares authorized; 10,000 shares issued and outstanding
     Shares convert to common stock at a ratio of 1,000 shares
     of common for each share of convertible preferred stock
     on February 28, 2002. (note 2)                                               10             10
     Additional paid-in capital                                            1,332,608      1,188,858
     Accumulated deficit                                                  (1,715,082)    (1,291,683)
     Unearned compensation                                                   (17,650)       (17,650)
                                                                         -----------    -----------
         Total stockholders' deficit                                        (382,258)      (102,609)
                                                                         -----------    -----------

            Total liabilities and stockholders' equity                   $   244,370    $   227,828
                                                                         ===========    ===========

SNAP2 Corporation
Income Statements (Unaudited)
For the Three Months Ended December 31, 2000 and 1999

                                                      2000            1999
                                                  -----------     -----------
Revenue
    License fees                                  $    33,200     $    86,448
    Consulting                                        205,069         140,624
    Maintenance                                        14,359           4,984
                                                  -----------     -----------
      Total revenue                                   252,628         232,056
                                                  -----------     -----------
Expenses
    Payroll                                           374,143         140,364
    Payroll taxes                                      21,251           5,871
    Employee health insurance                          17,136           8,192
    Employer 401(k) contribution                       13,000              --
    Software development and consulting                86,411          77,402
    Administration                                     87,252           7,616
    Interest                                            6,898           5,895
    Travel                                             42,789          30,045
    Marketing                                           4,942           2,336
    Miscellaneous                                       3,321             570
    Equipment and office rent                          13,105           4,521
    Depreciation                                        5,779           1,500
                                                  -----------     -----------
      Total expenses                                  676,027         284,312
                                                  -----------     -----------

        Net loss                                  $  (423,399)    $   (52,256)
                                                  ===========     ===========

Earnings (loss) per share
    Net loss per share -
       Basic and diluted                          $     (0.02)    $     (0.01)
                                                  ===========     ===========

    Weighted average shares (note 3)
       Basic and diluted                           17,856,000      10,000,000
                                                  ===========     ===========

SNAP2 Corporation
 Statements of Cash Flows (Unaudited)
 For the Three Months Ended December 31, 2000 and 1999

                                                            2000         1999
                                                         ---------     ---------
Cash flows from operating activities
     Net loss                                            $(423,399)    $(52,256)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation                                        5,779        1,500
         Deferred income                                    15,641        5,016
         Gain on disposal of assets                             --        2,671
         Changes in:
            Accounts receivable, trade                       1,226      (12,641)
            Accounts payable and accrued expenses          139,550       48,183
                                                         ---------     --------
            Net cash used by operating activities         (261,203)      (7,527)
                                                         ---------     --------
Cash flows from investing activities
     Purchases of equipment                                 (1,485)          --
     Other assets                                            1,385      (15,260)
                                                         ---------     --------
            Net cash used by investing activities             (100)     (15,260)
                                                         ---------     --------
Cash flows from financing activities
     Checks disbursed in excess of amounts on deposit           --          685
     Proceeds from line of credit                          141,000           --
     Additional paid-in capital from investors (note 2)    143,750           --
                                                         ---------     --------
            Net cash provided by financing activities      284,750          685
                                                         ---------     --------

Increase (decrease) in cash and cash equivalents            23,447      (22,102)

Cash and cash equivalents, beginning of period              18,956       22,102
                                                         ---------     --------

     Cash and cash equivalents, end of period            $  42,403     $     --
                                                         =========     ========

                                SNAP2 Corporation
                          Notes to Financial Statements
              For the Three Months Ended December 31, 2000 and 1999
                                   (Unaudited)

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

     These financial statements should be read in conjunction with the financial statements and related notes, which are incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.

2. REVERSE ACQUISITION

     Effective February 28, 2000, White Rock Enterprises, Ltd. (n/k/a SNAP2 Corporation) (the Company) merged with ISES Corporation (ISES), with the Company as the surviving corporation. At the date of the merger, the Company was a "shell company" as the Company had no assets or liabilities, had generated no revenues since inception and had incurred total expenses of $6,100 since its inception on October 8, 1998. The merger transaction has been accounted for as a reverse acquisition. In such a transaction, the operating enterprise (ISES) is determined to be the acquiring enterprise for financial reporting purposes. The historical financial statements of ISES are presented as the historical financial statements of the combined enterprise. The equity of ISES is presented as the equity of the combined enterprise, however, the capital stock account of ISES is adjusted to reflect the par value of the outstanding stock of the Company after giving effect to the number of shares issued in the merger. For periods prior to the merger, the equity of the combined enterprise is the historical equity of ISES prior to the merger retroactively restated to reflect the number of shares received in the merger.

     In connection with the merger, the Company provided for the issuance of 10,000,000 shares of common stock and 10,000 shares of convertible preferred stock for 100% of the outstanding shares of ISES. The convertible preferred stock automatically converts to 10,000,000 shares of common stock on February 28, 2002. Also in connection with the merger, an additional 2,200,000 shares of common stock were issued to others in exchange for locating investors and a commitment to raise $2,000,000 to fund the Company's working capital needs and general corporate purposes. As of December 31, 2000, $570,610 had been received and recorded as additional paid in capital.

3. EARNINGS PER SHARE OF COMMON STOCK

     Basic earnings per share are computed based on the weighted-average common shares outstanding during the period.

     Diluted earnings per share are computed by considering the weighted-average common shares outstanding and dilutive potential common shares as a result of conversion features of convertible preferred stock and exercise of outstanding stock options. The effect of convertible preferred stock and outstanding stock options were not used in the calculation of diluted earnings per share, as they were anti-dilutive during the periods shown.

4. STOCK OPTIONS

     During the three months ended December 31, 2000, the Company issued employee stock options for 40,000 shares of common stock and also granted stock options for an additional 92,500 shares to employees who have met certain length of employment requirements. The options will be exercisable in conformity with a stock option plan that was approved by the Board of Directors and a majority of the shareholders of the Company on March 15, 2000. Stock options are generally granted at fair value and vest over a four-year period. The plan is more restrictive for any options granted to shareholders owning in excess of ten percent of outstanding common stock. No options were exercised during the period. The Company has outstanding options for 527,500 shares of common stock at December 31, 2000.

5. NOTES PAYABLE

     The Company has entered into a $200,000 bank line of credit agreement. The line of credit is collaterlized by real property owned by a stockholder, matures November 10, 2001 and bears interest at the bank's commercial base interest rate. During the quarter ended December 31, 2000, the Company borrowed $141,000 under this line.

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

Overview

SNAP2 Corporation (f/k/a White Rock Enterprises, Ltd.) is a software product developer and software service provider for embedded systems including set-top boxes (STB) for interactive television, in-flight entertainment systems (IFE) for passenger aircraft and Internet appliances for the consumer electronics market. The Company's activities to date have consisted of:

     - Entering into an active services agreement with Microsoft Corporation WebTV to provide embedded software services for its Internet enabled, set-top box.

     - Continuing support, integration and deployment of its Airsoft Travel Kit Games software product on the following airlines:

          - Air France

          - Delta Air Lines

          - Aer Lingus

          - LanChile

          - AOM French Airlines

          - Airtours

     - Entering into software license agreements with airlines that generate recurring revenue on the anniversary date of the license when extended by the airline. The Company's Airsoft Travel Kit Games is installed and flying on 115 wide-body aircraft worldwide.

     - Partnering with Sun Microsystems and ICTV to demonstrate SNAP2 interactive television, Java-technology based software for JavaTV(TM)at the Western Cable Show 2000.

     - Demonstrating SNAP2 Internet appliance software technologies with Wind River Systems at the Embedded Systems Conference West 2000.

     - Expanding the research and development staff to grow software service capacity and continue development of SNAP2 intellectual property product assets for embedded systems.

     - Expanding its engineering, sales and marketing staff to address the Interactive Television, Internet Appliance, In-Flight Entertainment and Embedded Systems markets.

Management. The Company's management positions are now held by:

     Rick Grewell (42) -- President and CEO
     Steve Johnson (40) -- Vice President of Marketing
     Antony Hoffman (39) -- Vice President of Research and Development Mark Malinak (40) -- Vice President of Sales

The Company's directors are Messrs. Grewell, Johnson, Hoffman, Malinak, Dean Davis and Mike Hennel (42). In addition, Stephen Dukes (47) is a nominee for a position on the Board of Directors and it is anticipated that he will be elected at the Company's Annual Meeting scheduled for February 22, 2001. Mr. Davis' term as a director will expire at that time.

Operations. The Company operates from its new headquarters located at 10641 Justin Drive, Des Moines, Iowa 50322. The Company is traded on the over-the-counter bulletin board (OTCBB) using the trading symbol SSNP. In addition to its offices in Des Moines, the Company has a home sales office in Austin, Texas and an affiliation with engineering and graphic designers in Toronto, Canada. The combined three locations develop and market software products and service the industries targeted by the Company.

Products. The Company markets software applications for the IFE and interactive television markets. Its SNAP2 Travel Kit software targets IFE systems manufactured by Rockwell Collins, Matsushita Avionics and Sony Trans Com. The Travel Kit is comprised of digital information and entertainment software that airline passengers can access from video displays at their passenger seats while traveling. The complete Travel Kit consists of destination information, language training and games and customized airline information. The package can be sold as a complete package or as individual components. The Company has sold packages of Travel Kit Games to Air France, Delta Air Lines, LanChile, Airtours, Aer Lingus and AOM French airlines. The Company has licensed destination information and language training from Lonely Planet Publishing based in Australia. SNAP2 Travel Kit Games are created, copyrighted, owned and licensed by the Company. The Company has also licensed Tetris(R) game content from Blue Planet Software, San Francisco, California for use in its In-Flight Tetris(TM) game for in-flight entertainment. The game suite consists of 18 assorted board, card, arcade, children's games and games of chance. The Company's products are sold on a royalty-based model that generates revenue at the time of customer contract execution and provides annual revenues for continued use of the software. IFE products have been sold to airlines and to IFE equipment manufacturers. The Company is porting these games to interactive television STBs targeting interactive cable and telephone networks.

The Company plans to broaden its software product offering for the interactive television market and the Internet appliance market. The Company intends to sell interactive television and Internet appliance software products to original equipment manufacturers, technology providers and network operators in these markets. Services and Revenues. The Company is staffed with software engineers experienced in software design and programming for emerging embedded computer systems and digital graphic artists experienced in graphical user interfaces and display for consumer electronic applications. The Company has provided embedded software services to Motorola, Microsoft, and Canal+ for interactive television and Internet appliances. For IFE, the Company has provided services to Rockwell Collins and to the airlines that required graphics customization for their SNAP2 Travel Kit Games.

The Company emphasizes embedded software services for revenue generation and strategic positioning of developing intellectual property for the interactive television, Internet appliance and embedded systems markets.

Through December 31, 2000, the Company's revenues were derived from license fees and renewals of its SNAP2 Travel Kit Games for the IFE market and software and engineering services provided to interactive television equipment manufacturers and technology providers. The Company's IFE revenues were comprised of two types: (i) license fees from airlines for Airsoft Travel Kit Game products previously sold; and (ii) OEM initial product sales to IFE equipment manufacturers for SNAP2 Travel Kit Game products.

The Company intends to derive the primary portion of its revenue growth through Company software services. The Company intends to continue engaging in engineering services with original equipment manufacturers (OEMs), network operators and technology providers. The service engagements are strategic to the Company as it provides licensing opportunities for software product and product development.

The Company continues to collect revenues from its IFE products. Revenue is collected on execution of the software product license and is subject to renewal fees on each anniversary date of the agreement thereafter. The Company plans to continue distributing products directly to end users as well as to OEMs who bundle and resell the Company's products to end users.

Expenses. Expenses consist primarily of payroll and related costs, third-party consulting, other professional services and travel. The Company has licensed In-Flight TetrisTM from Blue Planet Software and incurs licensing costs for each copy inventoried for or distributed to the IFE market. The Company has also licensed travel information from Lonely Planet Publishing and incurs licensing costs for copies distributed to the IFE market.

Results of Operations

Since the inception of ISES Corporation (now the Company), it has been engaged primarily in the business of developing and licensing software products and providing engineering software and graphic design services. Accordingly, historical results of operations are not indicative of and should not be relied upon as an indicator of future performance.

All revenue and expenses disclosed in this report for the period ended December 31, 1999 were generated by ISES Corporation. The Company had no revenue prior to the merger with ISES Corporation and minimal costs and expenses. As a result, the consolidated comparative data represents the comparison of the Company's results for the period ended December 31, 2000 with revenue, costs and expenses of ISES Corporation for the same period in the previous year.

Three Months Ended December 31, 2000 and 1999

Revenues

Total revenues increased 9% to $253,000 for the three months ended December 31, 2000, compared to $232,000 for the three months ended December 31, 1999. The increase was related to an increase in engineering service revenues. Engineering service fees represented 81% of revenues versus 19% for software license fees and maintenance. During the three months ended December 31, 2000, transactions with Microsoft, LanChile, Motorola, Air France and Aer Lingus accounted for 75%, 10%, 7%, 5% and 3%, respectively of the Company's total revenues.

Expenses

Total costs increased 138% to $676,000 for the three months ended December 31, 2000, compared to $284,000 for the three months ended December 31, 1999. The increase was related to payroll and related costs, added software development costs and other administrative costs needed to support increased business and anticipated future growth. The Company believes that costs and expenses will continue to increase as it attempts to expand operations (including product development) and sales and marketing efforts.

Payroll and Related Benefits. Payroll and related benefits increased 176% to $426,000 for the three months ended December 31, 2000 from $154,000 for the three months ended December 31, 1999 reflecting costs associated with the Company's expansion in research and development.

Software Development and Consulting. Software development and consulting costs increased 12% to $86,000 for the three months ended December 31, 2000 from $77,000 for the three months ended December 31, 1999, reflecting an increase in product development.

Administrative and Other Expenses. Administrative and other expenses increased 215% to $164,000 for the three months ended December 31, 2000 from $52,000 for the three months ended December 31, 1999. The increase is reflective of associated costs of the Company's growth and professional services fees incurred for reporting activities of a public company

Liquidity and Capital Resources

The Company requires working capital to fund its operations. The Company expects to continue to experience losses from operations and negative cash flows for at least the next twelve month period. Effective February 28, 2000 (the date of filing of a Certificate of Merger with the Nevada Secretary of State), the Company merged with ISES Corporation with the Company as the surviving corporation. The merger was arranged for the Company by Investment Capital Corporation and Pursuit Capital LLC, venture capital firms located in Scottsdale, Arizona in accordance with understandings these entities reached with ISES Corporation to raise capital in private transactions. According to their agreement, these entities were to raise $2,000,000 to fund the Company's post-merger research and development, marketing and overall expansion. Pursuant to and in consideration of this arrangement and the identification of the potential merger as an investment opportunity, the Company issued 2,200,000 shares of its $.001 par value per share common stock to these entities and/or their designees. During the fiscal quarter ended March 31, 2000 these entities conducted a private placement on behalf of the Company and raised $760,000, the proceeds of which have been given to the Company. For these funds, the Company issued an additional 760,000 shares of its $.001 per share common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $570,610 has been received by the Company as of December 31, 2000 leaving a balance of $1,429,390 to be provided by these entities. None of such shares of common stock was or will be registered under the Securities Act of 1933, as amended. Management of the Company is currently negotiating with these entities regarding their obligation to provide the additional funding.

The proceeds of the private placement and of the additional capital resources to be provided by the venture capital firms, if any, are being and will be used for working capital and general corporate purposes, including expansion of sales and marketing efforts, increases in research and development activities, any licensing and acquisition of new technologies and legal and accounting expense incurred as a result of the merger and relating to the Company's ongoing business.

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

The Company Expects to Incur Operating and Net Losses

The Company has a limited operating history, has incurred significant losses in the past year and, at December 31, 2000, had an accumulated stockholders' deficit of $382,258. To date, the Company has recognized growing revenue, however; its ability to generate revenue is subject to substantial uncertainty. The Company expects to incur significant additional losses and continued negative cash flow from operations in 2001 and it may never become profitable. The Company expects to incur significant sales and marketing, research and development and general and administrative expenses. The Company will need to generate significant revenues to achieve profitability and positive operating cash flows. Even if profitability and positive operating cash flow are achieved, the Company may not be able to achieve, sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

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

The Company May Not Be Able to Respond to the Rapid Technological Change in the Markets in Which It Competes

The Company currently participates in markets that are subject to:

     o rapid technology change;
     o frequent product upgrades and enhancements;
     o changing customer requirements for new products and features; and
     o multiple, competing, and evolving industry standards

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

An additional 2,200,000 shares of common stock were issued to various designees of Investment Capital Corporation and Pursuit Capital, LLC in connection with the merger, in exchange for the commitment of these entities to raise $2,000,000 to fund working capital needs and general corporate purposes, including, but not limited to, expansion of sales and marketing efforts, research and development activities, licensing of new technology and payment of additional legal and accounting services occasioned by the merger of the Company and ISES. These entities conducted a private placement of the Company's $.001 par value common stock during the fiscal quarter ended March 31, 2000 and raised $760,000, in consideration of which the Company issued an additional 760,000 shares of its common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $570,610 has been received by the Company as of December 31, 2000 leaving a balance of $1,429,390 to be provided by these entities. None of such shares of common stock or preferred stock was or will be registered under the Securities Act of 1933, as amended. The funds received have been used for working capital. Management of the Company is currently negotiating with these venture capital entities regarding their obligation to provide the additional funding.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

There has been no material default or any material arrearage or delinquency by the Company of the type to be reported under this item.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

The Company does not believe there is any information to report under this item.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

              3.1  Articles  of  Incorporation,   as  amended  (Incorporated  by
                   reference to the Company's 10-KSB for the fiscal year ended September 30, 2000)

              3.2  Bylaws,  as   amended   (Incorporated  by  reference  to  the
                   Company's  10-KSB for the fiscal  year  ended  September  30,
                   2000)

             10.1 Consulting Agreement dated February 25, 1999 between ISES Corporation and Trivia Mania (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)

             10.2 Copyright and Trademark License and Distribution Agreement dated September 30, 1999 between The Tetris Company, L.L.C. and ISES Corporation (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)

             10.4 Investment Capital Corporation - Letter agreement regarding Merger of White Rock Enterprises Ltd. and ISES Corporation (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)

             10.5 Investment Capital Corporation - Memo regarding proposed new capital structure of White Rock Enterprises, Ltd. reflecting the merger (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)

             10.6 In-Flight Entertainment Software License Agreement dated March 31, 1999 between Airtours International Airways, Limited and ISES Corporation (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)

             10.7 Content License Agreement dated November 15, 1999 between Lonely Planet Publications Pty. Ltd. and ISES Corporation (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)

             10.8 License and Distribution Agreement dated October 1, 1999 pursuant to which ISES Corporation appoints Licensee-Rockwell Collins, Inc. and End User-Air France (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)

            10.12 First Amendment to SNAP2 Corporation Stock Option Plan (Amending Stock Option Plan previously filed as Exhibit 10.12 to the Company's 10-QSB for the period ended June 30, 2000 and incorporated herein by reference) (Incorporated by reference to the Company's Form 10-KSB for the year-ended September 30, 2000)

            10.13 In-Flight Entertainment Software License Agreement for Delta Air Lines, Inc. dated as of April 26, 2000 (Incorporated by reference to the Company's 10-QSB for the period ended June 30, 2000)

            10.15 In-Flight Entertainment Software License Agreement by AOM dated as of April 27, 2000 (Incorporated by reference to the Company's 10-QSB for the period ended June 30, 2000)

           *10.16  In-Flight   Entertainment   Software  License   Agreement  by
                   LanChile dated as of October 6, 2000

           *10.17 Software Services Agreement dated as of October 24, 2000 between Microsoft and SNAP2.

           *10.18 In-Flight Entertainment Software License Agreement for Aer Lingus dated as of October 30, 2000

            *Filed herewith

       (b)  Report on Form 8-K:

            A  report  on  Form  8-K   describing  a  change  in  the  Company's
            independent auditors was filed on December 20, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SNAP2 CORPORATION


Date: February 14, 2001                   By: /s/ Dean R. Grewell
                                              --------------------------------
                                              Dean R. Grewell, III,  President