Form 10QSB
period 2001-03-31
WHITE ROCK ENTERPRISES LTD
filed 2001-05-15
CIK 1079287

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark one)

   [X] Quarterly Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

   [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to
        ___________________

                         For Period Ended March 31, 2001
                         Commission File Number 0-26839

                                SNAP2 CORPORATION
                      (f/k/a White Rock Enterprises, Ltd.)
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        NEVADA                                            88-0407246
  -------------------                                  ----------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                    10641 JUSTIN DRIVE, URBANDALE, IOWA 50322
       ------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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

As of March 31, 2001, the registrant had 17,856,000 shares of common stock, $.001 par value, issued and outstanding and 10,000 shares of convertible preferred stock issued and outstanding which are convertible into 10,000,000 shares of common stock, $.001 par value, on February 28, 2002.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]    No  [X]

PART I    FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS


SNAP2 Corporation
 Balance Sheets

                                                                         (Unaudited)
                                                                           March 31,    September 30,
                                                                             2001            2000
                                                                         ------------   -------------
Assets
Cash and cash equivalents                                                $     48,364    $    18,956
Accounts receivable                                                           218,729        127,279
                                                                         ------------    -----------
      Total current assets                                                    267,093        146,235

Equipment, net of accumulated depreciation
                                                                               67,474         76,833

Other assets                                                                    3,375          4,760
                                                                         ------------    -----------

      Total assets                                                       $    337,942    $   227,828
                                                                         ============    ===========

Liabilities and Stockholders' Equity (Deficit)
Accounts payable                                                         $    208,188    $    56,390
Accrued payroll and related liabilities                                       151,558         36,339
Accrued royalty                                                                 8,250          3,750
Accrued interest payable                                                        7,354           --
Deferred income                                                                28,125          9,343
Line of credit                                                                200,000           --
Current portion of long-term debt                                              28,757         21,445
                                                                         ------------    -----------
      Total current liabilities                                               632,232        127,267

Long-term debt                                                                195,858        203,170
                                                                         ------------    -----------
      Total liabilities                                                       828,090        330,437

Stockholders' equity (deficit):
   Common stock - $0.001 par value; 50,000,000 shares
   authorized; 17,856,000 shares issued and outstanding                        17,856         17,856

   Convertible  preferred  stock - $0.001 par value; 20,000,000
   Shares  authorized;  10,000 shares  issued and   outstanding
   Shares convert to common stock at a ratio of 1,000 shares of common  for each  share of  convertible  preferred  stock on
   February 28, 2002. See note 2                                                   10             10
   Additional paid-in capital                                               1,332,608      1,188,858
   Accumulated deficit                                                     (1,822,972)    (1,291,683)
   Unearned compensation                                                      (17,650)       (17,650)
                                                                         ------------    -----------
      Total stockholders' deficit                                            (490,148)      (102,609)
                                                                         ------------    -----------

        Total liabilities and stockholders' equity (deficit)             $    337,942    $   227,828
                                                                         ============    ===========

SNAP2 Corporation
Statements of Operations (Unaudited)
 For the Three Months Ended March 31, 2001 and 2000
   and for the Six Months Ended March 31, 2001 and 2000

                                               Three Months Ended               Six Months Ended
                                                    March 31,                      March 31,
                                          ----------------------------    ----------------------------
                                              2001            2000            2001            2000
                                          ------------    ------------    ------------    ------------
Revenue
  License fees                            $    223,625    $    131,150    $    256,835    $    217,598
  Consulting                                   398,354          66,374         603,423         206,998
  Maintenance                                   14,359           9,359          28,718          14,343
                                          ------------    ------------    ------------    ------------
    Total revenue                              636,348         206,883         888,976         438,939

Expenses
  Payroll                                      435,687         165,130         809,830         305,494
  Payroll Taxes                                 34,096          18,358          55,347          24,229
  Employee health insurance                     20,677           7,247          37,813          15,439
  Employer 401(k) contribution                  17,200            --            30,200            --
  Software development and consulting           41,589         104,515         128,000         181,917
  Administration                                95,608          30,367         182,860          38,349
  Interest                                       9,733           4,428          16,631          10,323
  Travel                                        34,343          16,544          77,132          46,589
  Marketing                                     12,343           4,500          17,285           6,836
  Miscellaneous                                 16,511           1,798          19,832           2,368
  Equipment and office rent                     20,335           5,429          33,440           9,584
  Depreciation                                   6,116           1,500          11,895           3,000
                                          ------------    ------------    ------------    ------------
    Total expenses                             744,238         359,816       1,420,265         644,128
                                          ------------    ------------    ------------    ------------

      Loss before income taxes                (107,890)       (152,933)       (531,289)       (205,189)

Income taxes                                      --              --              --              --
                                          ------------    ------------    ------------    ------------

      Net loss                            $   (107,890)   $   (152,933)   $   (531,289)   $   (205,189)
                                          ============    ============    ============    ============


Loss per share
  Basic loss per share                    $      (0.01)   $      (0.01)   $      (0.03)   $      (0.02)
                                          ============    ============    ============    ============
  Weighted average shares                   17,856,000      11,179,868      17,856,000      11,179,868
                                          ============    ============    ============    ============

  Diluted loss per share                  $      (0.01)   $      (0.01)   $      (0.03)   $      (0.02)
                                          ============    ============    ============    ============
  Weighted average shares                   17,856,000      11,179,868      17,856,000      11,179,868
                                          ============    ============    ============    ============

SNAP2 Corporation
 Statements of Cash Flows (Unaudited)
 For the Six Months Ended March 31, 2001 and 2000

                                                                   2001                2000
                                                                ---------           ---------
Cash flows from operating activities
  Net loss                                                      $(531,289)          $(205,189)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation                                                 11,895               3,000
      Deferred income                                              18,782              23,093
      Changes in:
         Accounts receivable, trade                               (91,450)            (11,449)
         Other current assets                                        --               (14,735)
         Accounts payable and accrued expenses                    278,871            (137,029)
                                                                ---------           ---------
         Net cash used by operating activities                   (313,191)           (342,309)

Cash flows from investing activities
  Purchases of equipment                                           (2,536)             (6,728)
  Other assets                                                      1,385             (10,000)
                                                                ---------           ---------
         Net cash used by investing activities                     (1,151)            (16,728)

Cash flows from financing activities
  Repayment of notes payable and long-term debt                      --              (175,000)
  Proceeds from line of credit                                    200,000                --
  Proceeds from issuance of common stock                             --               760,000
  Additional paid-in capital from investors                       143,750                --
                                                                ---------           ---------
         Net cash provided by financing activities                343,750             585,000
                                                                ---------           ---------

Increase in cash and cash equivalents                              29,408             225,963

Cash and cash equivalents, beginning of period                     18,956              22,102
                                                                ---------           ---------

  Cash and cash equivalents, end of period                      $  48,364           $ 248,065
                                                                =========           =========

                                SNAP2 Corporation
                          Notes to Financial Statements
               For the Three Months Ended March 31, 2001 and 2000
              and for the Six Months Ended March 31, 2001 and 2000
                                   (Unaudited)

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

     These financial statements should be read in conjunction with the financial statements and related notes, which are included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.

2.   REVERSE ACQUISITION

     Effective February 28, 2000, Snap2 Corporation (f/k/a White Rock Enterprises, Ltd.) (the Company) merged with ISES Corporation (ISES), with the Company as the surviving corporation. At the date of the merger, the Company was a "shell company" as the Company had no assets or liabilities, had generated no revenues since inception and had incurred total expenses of $6,100 since its inception on October 8, 1998. The merger transaction has been accounted for as a reverse acquisition. In such a transaction, the operating enterprise (ISES) is determined to be the acquiring enterprise for financial reporting purposes. The historical financial statements of ISES are presented as the historical financial statements of the combined enterprise. The equity of ISES is presented as the equity of the combined enterprise, however, the capital stock account of ISES is adjusted to reflect the par value of the outstanding stock of the Company after giving effect to the number of shares issued in merger. For periods prior to the merger, the equity of the combined enterprise is the historical equity of ISES prior to the merger retroactively restated to reflect the number of shares received in the merger.

     In connection with the merger, the Company provided for the issuance of 10,000,000 shares of common stock and 10,000 shares of convertible preferred stock for 100% of the outstanding shares of ISES. The convertible preferred stock automatically converts to 10,000,000 shares of common stock on February 28, 2002. Also in connection with the merger, an additional 2,200,000 shares of common stock were issued to others in exchange for locating investors and a commitment to raise $2,000,000 to fund the Company's working capital needs and general corporate purposes. As of March 31, 2001, $570,610 of the $2,000,000 had been received and recorded as additional paid-in capital. Management believes that it is unlikely that any additional capital will be provided by those entities, and is in the process of attempting to recover as many of those shares as possible. As of March 31, 2001, 1,097,000 shares had been recovered. Those shares are not held as treasury stock, have not been returned to authorized but unissued shares, and are still shown as outstanding on the Company's stock records.

3.   EARNINGS PER SHARE OF COMMON STOCK

     Basic loss per share is computed based on the weighted-average common shares outstanding (plus shares committed to be issued) during the period.

     Diluted loss per share is computed by considering the weighted-average common shares outstanding and dilutive potential common shares as a result of conversion features of convertible preferred stock and outstanding stock options. The effect of convertible preferred stock and outstanding stock options were not used in the calculation of diluted earnings per share, as they were anti-dilutive during the periods shown.

4.   STOCK OPTIONS

     During the quarter ended March 31, 2001, 245,000 options to acquire shares of common stock were granted but none were exercised. The Company has outstanding options for 847,500 shares of common stock at March 31, 2001. The options will be exercisable in conformity with a stock option plan that was approved by the Board of Directors and a majority of the stockholders of the Company on March 15, 2000. Stock options are generally granted at fair value and vest over a four-year period. The plan is more restrictive for any options granted to stockholders owning in excess of ten percent of outstanding common stock.

5.   NOTES PAYABLE

     The Company has entered into a $200,000 bank line of credit agreement. The line of credit is collaterlized by real property owned by a stockholder, matures November 10, 2001 and bears interest at the bank's base interest rate. At March 31, 2001 $200,000, was outstanding under this agreement.

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

Overview

SNAP2 Corporation (f/k/a White Rock Enterprises, Ltd.) is a software product developer and software service provider for embedded systems including set-top boxes (STB) for interactive television, in-flight entertainment systems (IFE) for passenger aircraft and Internet appliances for the consumer electronics market. The Company's activities to date have consisted of:


     - Providing on-going embedded software services to Microsoft Corporation WebTV for its Internet enabled, television set-top box.

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

     - Partnering with Sun Microsystems, Motorola and Wind River Systems for the Consumer Electronics Show 2001.

     - Demonstrating SNAP2 Java-based Interactive Television applications and software middleware components with Sun Microsystems at CeBit 2001 Hanover, Germany.

     - Expanding the research and development staff to grow software service capacity and continue development of SNAP2 intellectual property product assets for embedded systems.

     -    Expanding  its  presence  in  the  Interactive  Television,   Internet
          Appliance, In-Flight Entertainment and Embedded Systems markets.

Management. The Company's management positions are now held by:

     Rick Grewell (42) -- President and CEO
     Steve Johnson (40) -- Vice President of Marketing
     Antony Hoffman (39) -- Vice President of Research and Development Mark Malinak (40) -- Vice President of Sales

The Company's directors are Messrs. Grewell, Johnson, Hoffman, Malinak, Mike Hennel (42) and Stephen Dukes (47).

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

Revenues. Through March 31, 2001, the Company's revenues were derived from license fees and renewals of its SNAP2 Travel Kit Games for the IFE market and software and engineering services provided to interactive television equipment manufacturers and technology providers. The Company's IFE revenues were comprised of two types: (i) license fees from airlines for Airsoft Travel Kit Game products previously sold; and (ii) OEM initial product sales to IFE equipment manufacturers for SNAP2 Travel Kit Game products. License fees, which are typically one year in duration, where the Company does not anticipate incurring significant additional support costs, are recognized at the time of sale. Maintenance fees from the Company's software products are recognized (based on software license fee at time of license commencement or renewal) ratably over the term of the maintenance contract, which is typically one year in duration. Software service fees are recognized using the invoice amount for labor hours as services are performed. Software services are typically performed under contracts of up to six months in duration and are renewable.

The Company intends to derive the primary portion of its revenue growth through Company software services. The Company intends to continue engaging in software services with original equipment manufacturers (OEMs), network operators and technology providers. The service engagements are strategic to the Company as it provides licensing opportunities for software product and product development.

The Company continues to collect revenues from its IFE products. Revenue is collected on execution of the software product license and is subject to renewal fees on each anniversary date of the agreement thereafter. The Company plans to continue distributing products directly to end users as well as to OEMs who bundle and resell the Company's products to end users.

Payroll and Related Costs. The Company's payroll and related expenses includes salaries of research and development, sales (including commissions), marketing and executive administration personnel. These expenses also include payroll taxes, employee health insurance and employer 401(k) contributions. The Company expects payroll and related benefits expenses will increase in the future as additional personnel are hired to support anticipated growth.

Software Development and Consulting. The Company's software development and consulting expense includes allocated related expenses and payments to third-party consultants developing software and graphic assets owned and used by the Company.

Travel and Marketing. These sales and marketing costs primarily relates to sales related travel and various marketing efforts, promotional materials and public relations activities. The Company expects its sales and marketing efforts to increase as it focuses on increasing its services revenues and as it develops and releases new products.

Administrative, Miscellaneous, Equipment and Office Rent, and Depreciation. The Company's general and administrative expense includes administrative costs, legal fees, travel costs, facilities-related expenses, bad debt expense, depreciation and other administrative costs. The Company expects that general and administrative expense will increase in the future as a result of the anticipated growth in business and cost of operating as a public company.

Results of Operations

Since the inception of ISES Corporation (now the Company), it has been engaged primarily in the business of developing and licensing software products and providing engineering software and graphic design services. Accordingly, historical results of operations are not indicative of and should not be relied upon as an indicator of future performance.

All revenue and the majority of the costs and expenses disclosed in this report for the period ended March 31, 2000 (prior to the merger) were generated by ISES Corporation. The Company had no revenue prior to the merger with ISES Corporation and minimal costs and expenses. As a result, the consolidated comparative data represents the comparison of the Company's results for the period ended March 31, 2001 with revenue, costs and expenses of ISES Corporation for the same period in the previous year.

Three Months Ended March 31, 2001 and 2000

Revenues

Total revenues increased 208% to $636,000 for the three months ended March 31, 2001, compared to $207,000 for the three months ended March 31, 2000. The increase was related to an increase in software service revenues. Software service fees represented 63% of revenues versus 37% for software license fees and maintenance. During the three months ended March 31, 2001, transactions with Microsoft, Rockwell, Delta Air Lines, Qantas Airways Limited, Air France, and LanChile, accounted for 46%, 23%, 13%, 8%, 2% and 1%, respectively of the Company's total revenues.

Costs and Expenses

Total costs increased 107% to $744,000 for the three months ended March 31, 2001, compared to $360,000 for the three months ended March 31, 2000. The increase was related to payroll and related costs and other administrative costs needed to support increased business and anticipated future growth. The Company believes that costs and expenses will continue to increase as it attempts to expand operations, including product development, and sales and marketing efforts. The Company had reduced the amount of development work performed by outside consultants by having its employees perform more of these services.

Payroll and Related Costs. Payroll and related benefits increased 166% to $508,000 for the three months ended March 31, 2001 from $191,000 for the three months ended March 31, 2000 reflecting costs associated with the Company's expansion in research and development and the shift in having employees perform development work versus outside consultants.

Software Development and Consulting. Software development and consulting costs decreased 60% to $42,000 for the three months ended March 31, 2001 from $105,000 for the three months ended March 31, 2000, which reflects efforts by the Company to reduce its reliance on outside consultants.

Travel and Marketing. These sales and marketing related costs increased 122% to $47,000 for the three months ended March 31, 2001 from $21,000 for the three months ended March 31, 2000, which reflects the Company's increased sales and marketing efforts.

Administrative, Miscellaneous, Equipment and Office Rent, and Depreciation. These general and administrative costs increased 241% to $148,000 for the three months ended March 31, 2001 from $44,000 for the three months ended March 31, 2000. The increase in costs is primarily due to the professional fees associated with being a public reporting company, professional fees associated with the ongoing business of the Company, rent, bad debt expense and other general and administrative expenses.

Six Months Ended March 31, 2001 and 2000

Revenues

Total revenues increased 103% to $889,000 for the six months ended March 31, 2001, compared to $439,000 for the six months ended March 31, 2000. The increase was related to an increase in software service revenues. Software service fees represented 68% of revenues versus 32% for software license fees and maintenance. During the six months ended March 31, 2001, transactions with Microsoft, Rockwell, Delta Air Lines, Qantas Airways Limited, Air France, LanChile, Motorola, and Air Lingus accounted for 54%, 16%, 9%, 6%, 3%, 3%, 2% and 1% respectively of the Company's total revenues.

Costs and Expenses

Total costs increased 120% to $1,420,000 for the six months ended March 31, 2001, compared to $644,000 for the six months ended March 31, 2000. The increase was related to payroll and related costs and other administrative costs needed to support increased business and anticipated future growth. The Company believes that costs and expenses will continue to increase as it attempts to expand operations, including product development, and sales and marketing efforts. The Company had reduced the amount of development work performed by outside consultants by having its employees perform more of these services.

Payroll and Related Costs. Payroll and related benefits increased 170% to $933,000 for the six months ended March 31, 2001 from $345,000 for the six months ended March 31, 2000 reflecting costs associated with the Company's expansion in research and development and the shift in having employees perform development work versus outside consultants.

Software Development and Consulting. Software development and consulting costs decreased 30% to $128,000 for the six months ended March 31, 2001 from $182,000 for the six months ended March 31, 2000, which reflects efforts by the Company to reduce its reliance on outside consultants.

Travel and Marketing. These sales and marketing costs increased 77% to $94,000 for the six months ended March 31, 2001 from $53,000 for the six months ended March 31, 2000, which reflects the Company's increased sales and marketing efforts.

Administrative, Miscellaneous, Equipment and Office Rent, and Depreciation. These general and administrative costs increased 316% to $265,000 for the six months ended March 31, 2001 from $64,000 for the six months ended March 31, 2000. The increase in costs is primarily due to the professional fees associated with being a public reporting company, professional fees associated with the ongoing business of the Company, rent, bad debt expense and other general and administrative expenses.

Liquidity and Capital Resources

The Company requires working capital to fund its operations, since the Company has experienced losses from operations and negative cash flows.

In an effort to fund its planned development and sales and marketing efforts, the Company, effective February 28, 2000 (the date of filing of a Certificate of Merger with the Nevada Secretary of State), merged with ISES Corporation with the Company as the surviving corporation. The merger was arranged for the Company by Investment Capital Corporation and Pursuit Capital LLC, venture capital firms located in Scottsdale, Arizona in accordance with understandings these entities reached with ISES Corporation to raise capital in private transactions. According to their agreement, these entities were to raise $2,000,000 to fund the Company's post-merger research and development, marketing and overall expansion. Pursuant to and in consideration of this arrangement and the identification of the potential merger as an investment opportunity, the Company issued 2,200,000 shares of its $.001 par value per share common stock to these entities and/or their designees. During the fiscal quarter ended March 31, 2000 these entities conducted a private placement on behalf of the Company and raised $760,000, the proceeds of which have been given to the Company. For these funds, the Company issued an additional 760,000 shares of its $.001 per share common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $570,610 was received by the Company through March 31, 2001 leaving a balance of $1,429,390 to be provided by these entities. None of such shares of common stock was or will be registered under the Securities Act of 1933, as amended. Management believes that it is unlikely that these entities will provide any additional capital to the Company and is in the process of attempting to recover as many of such shares as possible. As of March 31, 2001 1,097,000 shares have been recovered. These shares are not held as treasury stock, have not been returned to authorized but unissued shares, and are still shown as outstanding on the Company's stock records.

As a result of the unfunded commitment, the Company entered into a $200,000 line of credit with a bank, which is guaranteed by a stockholder, entered in other debt arrangements of approximately $200,000, and has delayed paying certain accounts payable to fund its operations. The Company is investigating several other financing activities, but there is no assurance any funding will be obtained, or if obtained, the terms may not be favorable. Also, the Company has focused its efforts on increasing revenues, primarily services revenues, in an effort to generate positive cash flow and has successfully achieved this goal the last two months; however, there are no assurances of continued positive cashflow in the future, since the Company is dependent on the renewal of certain service contracts.

Since incorporation, ISES (the Company's predecessor in interest pursuant to the merger) and the Company after the merger, have experienced various levels of losses and negative cash flow from operations and notwithstanding the merger, expects to experience negative cash flows in the foreseeable future. In addition, the Company needs to raise additional capital and there can be no assurance the merged Company will be able to obtain additional financing on favorable terms, if at all. If additional capital cannot be obtained on acceptable terms, if and when needed, the Company may not be able to further develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on the Company's business.

            RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

In addition to the other risk factors contained herein and within other filings with the Securities and Exchange Commission, the Company believes the following additional risk factors should be taken into consideration in evaluating its business:

Funding Needs

The Company needs additional funding to further develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. The Company's financing plans were to obtain funding of approximately $2,000,000 as a result of the merger with ISES Corporation on February 28, 2000. Only $570,610 of funding was received. As a result of the unfunded commitment, the Company entered into a $200,000 line of credit with a bank, which is guaranteed by a stockholder, entered in other debt arrangements of approximately $200,000, and has delayed paying certain accounts payable to fund its operations. The Company is investigating several other financing activities, but there is no assurance any funding will be obtained, or if obtained, the terms may not be favorable. Also, the Company has focused its efforts on increasing revenues, primarily services revenues, in an effort to generate positive cash flow and has successfully achieved this goal the last two months; however, there are no assurances of continued positive cashflow in the future, since the Company is dependant on the renewal of certain service contracts. If additional capital cannot be obtained on acceptable terms, if and when needed, the Company may not be able to further develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on the Company's business.

The Company Expects to Incur Operating and Net Losses

The Company has a limited operating history, has incurred significant losses in the past year and, at March 31, 2001, had an accumulated deficit of $1,822,972. To date, the Company has recognized growing revenue, however; its ability to generate revenue is subject to substantial uncertainty. The Company expects to incur significant additional losses and continued negative cash flow from operations in 2001 and it may never become profitable. The Company expects to incur significant sales and marketing, research and development and general and administrative expenses. The Company will need to generate significant revenues to achieve profitability and positive operating cash flows. Even if profitability and positive operating cash flow are achieved, the Company may not be able to achieve, sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

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

An additional 2,200,000 shares of common stock were issued to various designees of Investment Capital Corporation and Pursuit Capital, LLC in connection with the merger, in exchange for the commitment of these entities to raise $2,000,000 to fund working capital needs and general corporate purposes, including, but not limited to, expansion of sales and marketing efforts, research and development activities, licensing of new technology and payment of additional legal and accounting services occasioned by the merger of the Company and ISES. These entities conducted a private placement of the Company's $.001 par value common stock during the fiscal quarter ended March 31, 2000 and raised $760,000, in consideration of which the Company issued an additional 760,000 shares of its common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $570,610 was received through March 31, 2001 leaving a balance of $1,429,390 to be provided by these entities. None of such shares of common stock or preferred stock was or will be registered under the Securities Act of 1933, as amended. The funds received have been used for working capital. Management believes that it is unlikely that these entities will provide any additional capital to the Company and is in the process of attempting to recover as many of such shares as possible. As of March 31, 2001 1,097,000 shares have been recovered. These shares are not held as treasury stock, have not been returned to authorized but unissued shares, and are still shown as outstanding on the Company's stock records.

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

                      10.12 to the Company's 10-QSB for the period ended June 30, 2000) (Incorporated by reference to the Company's 10-KSB for the year ended September 30, 2000)
               10.13 In-Flight Entertainment Software License Agreement for Delta Air Lines, Inc. dated as of April 26, 2000 (Incorporated by reference to the Company's 10-QSB for the period ended June 30, 2000)
               10.15 In-Flight Entertainment Software License Agreement by AOM dated as of April 27, 2000 (Incorporated by reference to the Company's 10-QSB for the period ended June 30, 2000)
               10.16 In-Flight Entertainment Software License Agreement by LanChile dated as of October 6, 2000 (Incorporated by reference to the Company's 10-QSB for the period ended December 31, 2000)
               10.17 Software Services Agreement dated as of October 24, 2000 between Microsoft and SNAP2 (Incorporated by reference to the Company's 10-QSB for the period ended December 31,
                      2000)
               10.18 In-Flight Entertainment Software License Agreement for Aer Lingus dated as of October 30, 2000 (Incorporated by reference to the Company's 10-QSB for the period ended December 31, 2000)

          (b)  Report on Form 8-K: None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SNAP2 CORPORATION


Date: May 15, 2001                      By: Dean R. Grewell, III
                                            ------------------------------------
                                            Dean R. Grewell, III,  President