Form 10QSB
period 2001-06-30
WHITE ROCK ENTERPRISES LTD
filed 2001-08-10
CIK 1079287

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

                         For Period Ended June 30, 2001
                         Commission File Number 0-26839

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

As of June 30, 2001, the registrant had 17,856,000 shares of common stock, $.001 par value, issued and outstanding and 10,000 shares of convertible preferred stock issued and outstanding which are convertible into 10,000,000 shares of common stock, $.001 par value, on February 28, 2002.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I      FINANCIAL INFORMATION

ITEM 1:      FINANCIAL STATEMENTS

SNAP2 Corporation
 Balance Sheets

                                                                   (Unaudited)      (Audited)
                                                                     June 30,     September 30,
                                                                       2001            2000
                                                                   -----------    -------------
Assets
Cash and cash equivalents                                          $    18,961     $    18,956
Accounts receivable                                                    275,690         127,279
                                                                   -----------     -----------
      Total current assets                                             294,651         146,235

Equipment, net of accumulated depreciation                              62,654          76,833

Other assets                                                             3,150           4,760
                                                                   -----------     -----------
          Total assets                                             $   360,455     $   227,828
                                                                   ===========     ===========

Liabilities and Stockholders' Deficit
Accounts payable                                                   $   184,410     $    56,390
Accrued payroll and related liabilities                                226,872          36,339
Accrued royalty                                                         10,500           3,750
Accrued interest payable                                                18,766              --
Deferred income                                                        101,118           9,343
Line of credit                                                         200,000              --
Current portion of long-term debt                                       41,538          21,445
                                                                   -----------     -----------
        Total current liabilities                                      783,204         127,267

Long-term debt                                                         183,077         203,170
                                                                   -----------     -----------
        Total liabilities                                              966,281         330,437

Stockholders' deficit:
   Common stock - $0.001 par value; 50,000,000 shares
   authorized; 17,856,000 shares issued and outstanding                 17,856          17,856

   Convertible preferred stock - $0.001 par value; 20,000,000
   Shares authorized; 10,000 shares issued and outstanding
   Shares convert to common stock at a ratio of 1,000 shares
   of common for each share of convertible preferred stock
   on February 28, 2002.  See note 2                                        10              10
   Additional paid-in capital                                        1,377,648       1,188,858
   Accumulated deficit                                              (1,983,690)     (1,291,683)
   Unearned compensation                                               (17,650)        (17,650)
                                                                   -----------     -----------
   Total stockholders' deficit                                        (605,826)       (102,609)
                                                                   -----------     -----------
   Total liabilities and stockholders' deficit                     $   360,455     $   227,828
                                                                   ===========     ===========

SNAP2 Corporation
Statements of Operations (Unaudited)
For the Three Months Ended June 30, 2001 and 2000
and for the Nine Months Ended June 30, 2001 and 2000

                                              Three Months Ended                Nine Months Ended
                                                   June 30,                         June 30,
                                         -----------------------------     -----------------------------
                                             2001             2000             2001             2000
                                         ------------     ------------     ------------     ------------
Revenue
  License fees                           $    161,059     $     80,562     $    417,894     $    287,560
  Consulting                                  343,196          150,349          946,617          382,290
  Maintenance                                  11,875            3,910           40,593            3,910
                                         ------------     ------------     ------------     ------------
    Total revenue                             516,130          234,821        1,405,104          673,760
                                         ------------     ------------     ------------     ------------
Expenses
  Payroll                                     471,731          236,769        1,281,561          538,970
  Payroll Taxes                                30,070           16,190           85,417           40,419
  Employee health insurance                    14,346            6,524           52,159           25,256
  Employer 401(k) contribution                  8,991               --           39,191               --
  Software development and consulting          41,101           88,397          169,101          270,314
  Administration                               69,361           48,515          252,221           84,306
  Interest                                     14,595            3,038           31,226           13,361
  Travel                                       11,556           26,086           88,689           72,675
  Marketing                                    (1,751)             244           15,533            7,080
  Miscellaneous                                    65              725           19,896            2,545
  Equipment and office rent                    10,632           15,950           44,072           28,639
  Depreciation                                  6,150            5,490           18,045            8,490
                                         ------------     ------------     ------------     ------------
    Total expenses                            676,847          447,928        2,097,111        1,092,055
                                         ------------     ------------     ------------     ------------
     Loss before
      income taxes                           (160,717)        (213,107)        (692,007)        (418,295)

Income taxes                                       --               --               --               --
                                         ------------     ------------     ------------     ------------
     Net loss                            $   (160,717)    $   (213,107)    $   (692,007)    $   (418,295)
                                         ============     ============     ============     ============


Loss per share
  Basic and diluted loss per share       $      (0.01)    $      (0.01)    $      (0.04)    $      (0.03)
                                         ============     ============     ============     ============
  Weighted average shares                  17,856,000       17,856,000       17,856,000       13,421,489
                                         ============     ============     ============     ============

SNAP2 Corporation
Statements of Cash Flows (Unaudited)
For the Nine Months Ended June 30, 2001 and 2000

                                                        2001          2000
                                                     ----------    ----------
Cash flows from operating activities
  Net loss                                           $ (692,007)   $ (418,295)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation                                       18,045         8,490
      Deferred income                                    91,775        13,734
      Changes in:
         Accounts receivable, trade                    (148,411)      (78,328)

         Accounts payable and accrued expenses          344,069      (136,768)
                                                     ----------    ----------
         Net cash used by operating activities         (386,529)     (611,167)

Cash flows from investing activities
  Purchases of equipment                                 (3,866)      (39,369)
  Other assets                                            1,610       (36,123)
                                                     ----------    ----------
         Net cash used by investing activities           (2,256)      (75,492)

Cash flows from financing activities
  Proceeds from notes payable                                --       100,000
  Repayment of notes payable and long-term debt              --      (185,385)
  Proceeds from line of credit                          200,000            --
  Proceeds from issuance of common stock                     --       760,000
  Additional paid-in capital from investors             188,790       100,000
                                                     ----------    ----------
         Net cash provided by financing activities      388,790       774,615
                                                     ----------    ----------

Increase in cash and cash equivalents                         5        87,956

Cash and cash equivalents, beginning of period           18,956        22,102
                                                     ----------    ----------
  Cash and cash equivalents, end of period           $   18,961    $  110,058
                                                     ==========    ==========

                                SNAP2 Corporation
                         Notes to Financial Statements
                For the Three Months Ended June 30, 2001 and 2000
              and for the Nine Months Ended June 30, 2001 and 2000
                                  (Unaudited)

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

   In connection with the merger, the Company provided for the issuance of 10,000,000 shares of common stock and 10,000 shares of convertible preferred stock for 100% of the outstanding shares of ISES. The convertible preferred stock automatically converts to 10,000,000 shares of common stock on February 28, 2002. Also in connection with the merger, an additional 2,200,000 shares of common stock were issued to others in exchange for locating investors and a commitment to raise $2,000,000 to fund the Company's working capital needs and general corporate purposes. As of June 30, 2001, $615,650 of the $2,000,000 had been received and recorded as additional paid-in capital. Management believes that it is unlikely that any additional capital will be provided by those entities, and is in the process of attempting to recover as many of those shares as

   5 possible. As of June 30, 2001, approximately 1,097,000 shares have been surrendered by these entities in lieu of additional capital contributions. These shares are not held as treasury stock, have not been returned to authorized but unissued shares, and are still shown as outstanding on the Company's stock records.

3. EARNINGS PER SHARE OF COMMON STOCK

   Basic loss per share is computed based on the weighted-average common shares outstanding during the period.

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

4. STOCK OPTIONS

   During the quarter ended June 30, 2001, 1,000,000 options to acquire shares of common stock were granted but none were exercised. The Company has outstanding options for 1,847,500 shares of common stock at June 30, 2001. The options will be exercisable in conformity with a stock option plan that was approved by the Board of Directors and a majority of the stockholders of the Company on March 15, 2000. Stock options are generally granted at fair value and vest over a four-year period. The plan is more restrictive for any options granted to stockholders owning in excess of ten percent of outstanding common stock.

5. NOTES PAYABLE

   The Company has entered into a $200,000 bank line of credit agreement. The line of credit is collaterlized by real property owned by a stockholder, matures November 10, 2001 and bears interest at the bank's base interest rate. At June 30, 2001, $200,000 was outstanding under this agreement.

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

     - Developing and announcing SNAP2 GEAR as the Company's first interactive television (iTV) content development product targeting the worldwide Digital Video Broadcast - Media Home Platform (DVB-MHP) standard.

     - Continuing support, integration and deployment of its Airsoft Travel Kit Games software product on the following airlines:

               -    Air France
               -    British Airways
               -    Delta Air Lines
               -    Aer Lingus
               -    LanChile
               -    AOM French Airlines
               -    Qantas Airways

     - Entering into software license agreements with airlines that generate recurring revenue on the anniversary date of the license when extended by the airline. The Company's SNAP2 Games for in-flight entertainment systems have been selected for use on 274 wide-body aircraft worldwide.

     - Demonstrating SNAP2 Java-based Interactive Television applications and software middleware components with Sun Microsystems at National Association of Broadcasters (NAB 2001) in April, 2001 and Java One in June, 2001.

     - Ported and demonstrated SNAP2 Games for the Interlink Corporation's IntuiTouch interactive television remote controller at the National Cable and Telecommunications Association (NCTA - Cable 2001) conference in June 2001.

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

     -    Expanding  its  presence  in  the  Interactive  Television,   Internet
          Appliance, In-Flight Entertainment and Embedded Systems markets.

Management. The Company's management positions are now held by:

     Rick Grewell (43) -- President and CEO
     Steve Johnson (41) -- Vice President of Marketing
     Antony Hoffman (40) -- Vice President of Research and Development Mark Malinak (40) -- Vice President of Sales

The Company's directors are Messrs. Grewell, Johnson, Hoffman, Malinak, Mike Hennel (42), and Stephen Dukes (47).

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

Products. The Company markets software applications for the IFE and interactive television markets. Its Airsoft Travel Kit software targets IFE systems manufactured by Rockwell Collins, Matsushita Avionics and Sony Trans Com. The Travel Kit is comprised of digital information and entertainment software that airline passengers can access from video displays at their passenger seats while traveling. The complete Travel Kit consists of destination information, language training and games and customized airline information. The package can be sold as a complete package or as individual components. The Company has sold packages of Travel Kit Games to Air France, British Airways, Delta Air Lines, LanChile, Aer Lingus, AOM French Airlines and Qantas Airways. The Company has licensed destination information and language training from Lonely Planet Publishing based in Australia. Airsoft Travel Kit Games are created, copyrighted, owned and licensed by the Company. The Company has also licensed Tetris(R) game content from Blue Planet So ftware, San Francisco, California for use in its In-Flight Tetris(TM) game for in-flight entertainment. The game suite consists of 18 assorted board, card, arcade, children's games and games of chance. The Company's products are sold on a royalty-based model that generates revenue at the time of customer contract execution and provides annual revenues for continued use of the software. IFE products have been sold to airlines and to IFE equipment manufacturers. The Company is porting these games to interactive television STBs targeting interactive cable and telephone networks.

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

Revenues. Through June 30, 2001, the Company's revenues were derived from license fees and renewals of its SNAP2 Travel Kit Games for the IFE market and software and engineering services provided to interactive television equipment manufacturers and technology providers. The Company's IFE revenues were comprised of two types: (i) license fees from airlines for Airsoft Travel Kit Game products previously sold; and (ii) OEM initial product sales to IFE equipment manufacturers for SNAP2 Travel Kit Game products. License fees, which are typically one year in duration, where the Company does not anticipate incurring significant additional support costs, are recognized at the time of sale. Maintenance fees from the Company's software products are recognized (based on software license fee at time of license commencement or renewal) ratably over the term of the maintenance contract, which is typically one year in duration. Software service fees are recognized using the invoice amount for labor hours as services are performed. Software services are typically performed under contracts of up to six months in duration and are renewable.

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

Travel and Marketing. These sales and marketing costs primarily relate to sales related travel and various marketing efforts, promotional materials and public relations activities. The Company expects its sales and marketing efforts to increase as it focuses on increasing its services revenues and as it develops and releases new products.

Administrative, Interest, Miscellaneous, Equipment and Office Rent, and Depreciation. The Company's general and administrative expense includes administrative costs, legal fees, travel costs, interest on debt, facilities-related expenses, bad debt expense, depreciation and other administrative costs. The Company expects that general and administrative expense will increase in the future as a result of the anticipated growth in business and cost of operating as a public company.

Results of Operations

Since the inception of ISES Corporation (now the Company), it has been engaged primarily in the business of developing and licensing software products and providing engineering software and graphic design services. Accordingly, historical results of operations are not indicative of and should not be relied upon as an indicator of future performance.

All revenue and the majority of the costs and expenses disclosed in this report for the period ended June 30, 2000 (prior to the merger) were generated by ISES Corporation. The Company had no revenue prior to the merger with ISES Corporation and minimal costs and expenses. As a result, the consolidated comparative data represents the comparison of the Company's results for the period ended June 30, 2001 with revenue, costs and expenses of ISES Corporation (or the Company, as applicable) for the same period in the previous year.

Three Months Ended June 30, 2001 and 2000

Revenues

Total revenues increased 120% to $516,000 for the three months ended June 30, 2001, compared to $235,000 for the three months ended June 30, 2000. The increase was related to an increase in software service revenues and software license fees. Software service fees represented 66% of revenues versus 34% for software license fees and maintenance. During the three months ended June 30, 2001, transactions with Microsoft, British Airways, Interlink Electronics, Delta Air Lines, AOM French Airlines, and Air France, accounted for 56%, 22%, 9%, 7%, 3% and 2%, respectively of the Company's total revenues.

Costs and Expenses

Total costs increased 51% to $677,000 for the three months ended June 30, 2001, compared to $448,000 for the three months ended June 30, 2000. The increase was related to payroll and related costs and other administrative costs needed to support increased business and anticipated future growth. The Company is currently analyzing costs and expenses due to continued losses. See further discussions in "Liquidity and Capital Resources".

Payroll and Related Costs. Payroll and related benefits increased 102% to $525,000 for the three months ended June 30, 2001 from $259,000 for the three months ended June 30, 2000 reflecting costs associated with the Company's expansion in research and development and the shift in having employees perform development work versus outside consultants.

Software Development and Consulting. Software development and consulting costs decreased 54% to $41,000 for the three months ended June 30, 2001 from $88,000 for the three months ended June 30, 2000, which reflects efforts by the Company to reduce its reliance on outside consultants.

Travel and Marketing. These sales and marketing related costs decreased 63% to $10,000 for the three months ended June 30, 2001 from $26,000 for the three months ended June 30, 2000, which reflects the timing of trips associated with the Company's sales and marketing efforts.

Administrative, Interest, Miscellaneous, Equipment and Office Rent, and Depreciation. These general and administrative costs increased 37% to $101,000 for the three months ended June 30, 2001 from $74,000 for the three months ended June 30, 2000. The increase in costs is primarily due to interest on borrowings, the professional fees associated with being a public reporting company, professional fees associated with the ongoing business of the Company, rent, and other general and administrative expenses.

Nine Months Ended June 30, 2001 and 2000

Revenues

Total revenues increased 109% to $1,405,000 for the nine months ended June 30, 2001, compared to $674,000 for the nine months ended June 30, 2000. The increase was related to an increase in software service revenues. Software service fees represented 67% of revenues versus 33% for software license fees and maintenance. During the nine months ended June 30, 2001, transactions with Microsoft, British Airways, Rockwell, Delta Air Lines, Qantas Airways Limited, Interlink Electronics, Air France, and LanChile accounted for 55%, 8%, 10%, 8%, 4%, 3%, 3%, and 2% respectively of the Company's total revenues.

Costs and Expenses

Total costs increased 92% to $2,097,000 for the nine months ended June 30, 2001, compared to $1,092,000 for the nine months ended June 30, 2000. The increase was related to payroll and related costs and other administrative costs needed to support increased business and anticipated future growth. The Company is currently analyzing costs and expenses due to continued losses. See further discussions in "Liquidity and Capital Resources".

Payroll and Related Costs. Payroll and related benefits increased 141% to $1,458,000 for the nine months ended June 30, 2001 from $605,000 for the nine months ended June 30, 2000 reflecting costs associated with the Company's expansion in research and development and the shift in having employees perform development work versus outside consultants.

Software Development and Consulting. Software development and consulting costs decreased 37% to $169,000 for the nine months ended June 30, 2001 from $270,000 for the nine months ended June 30, 2000, which reflects efforts by the Company to reduce its reliance on outside consultants.

Travel and Marketing. These sales and marketing costs increased 31% to $104,000 for the nine months ended June 30, 2001 from $80,000 for the nine months ended June 30, 2000, which reflects the Company's increased sales and marketing efforts.

Administrative, Interest, Miscellaneous, Equipment and Office Rent, and Depreciation. These general and administrative costs increased 166% to $365,000 for the nine months ended June 30, 2001 from $137,000 for the nine months ended June 30, 2000. The increase in costs is primarily due to interest on borrowings, the professional fees associated with being a public reporting company, professional fees associated with the ongoing business of the Company, rent, bad debt expense and other general and administrative expenses.

Liquidity and Capital Resources

The Company requires working capital to fund its operations, since the Company has experienced losses from operations and negative cash flows.

In an effort to fund its planned development and sales and marketing efforts, the Company, effective February 28, 2000 (the date of filing of a Certificate of Merger with the Nevada Secretary of State), merged with ISES Corporation with the Company as the surviving corporation. The merger was arranged for the Company by Investment Capital Corporation and Pursuit Capital LLC, venture capital firms located in Scottsdale, Arizona in accordance with understandings these entities reached with ISES Corporation to raise capital in private transactions. According to their agreement, these entities were to raise $2,000,000 to fund the Company's post-merger research and development, marketing and overall expansion. Pursuant to and in consideration of this arrangement and the identification of the potential merger as an investment opportunity, the Company issued 2,200,000 shares of its $.001 par value per share common stock to these entities and/or their designees. During the fiscal quarter ended March 31, 2000 these entities conducted a private placement on behalf of the Company and raised $760,000, the proceeds of which have been given to the Company. For these funds, the Company issued an additional 760,000 shares of its $.001 per share common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $615,650 was received through June 30, 2001, leaving a balance of $1,384,350 to be provided by these entities. None of such shares of common stock was or will be registered under the Securities Act of 1933, as amended. Management believes that it is unlikely that these entities will provide any additional capital to the Company and is in the process of attempting to recover as many of such shares as possible. As of June 30, 2001, approximately 1,097,000 shares have been surrendered by those entities in lieu of additional capital contributions. These shares are not held as treasury stock, have not been returned to authorized but unissued shares, and are still shown as outstanding on the Company's stock records.

As a result of the unfunded commitment, the Company entered into a $200,000 line of credit with a bank, which is guaranteed by a stockholder, entered in other debt arrangements of approximately $200,000, and has delayed paying certain accounts payable to fund its operations. The Company is investigating several other financing activities, but there is no assurance any funding will be obtained, or if obtained, the terms may not be favorable. Also, the Company has focused its efforts on increasing revenues, primarily services revenues, in an effort to generate positive cash flow. The Company has been able to increase revenues, but has not been able to consistently generate profitable operations. Due to the continued losses and the inability to pay its debts as they come due, the Company is currently analyzing its costs and expenses in an effort to achieve profitability based on its current revenue level. Also, the Company continues to seek and investigate potential transactions that may generate cash; however, there are no assurances that any such transactions will be identified or successfully closed.

Since incorporation, ISES (the Company's predecessor in interest pursuant to the merger) and the Company after the merger, have experienced various levels of losses and negative cash flow from operations and notwithstanding the merger, expects to experience negative cash flows in the foreseeable future, without a significant reduction in costs and expenses. In addition, the Company needs to raise additional capital and there can be no assurance the merged Company will be able to obtain additional financing on favorable terms, if at all. If additional capital cannot be obtained on acceptable terms, if and when needed, the Company may not be able to further develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on the Company's business.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

In addition to the other risk factors contained herein and within other filings with the Securities and Exchange Commission, the Company believes the following additional risk factors should be taken into consideration in evaluating its business:

Funding Needs

The Company needs additional funding to pay its obligations as they come due, further develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. The Company's financing plans were to obtain funding of approximately $2,000,000 as a result of the merger with ISES Corporation on February 28, 2000. Only $615,650 of funding was received. As a result of the unfunded commitment, the Company entered into a $200,000 line of credit with a bank, which is guaranteed by a stockholder, entered in other debt arrangements of approximately $200,000, and has delayed paying certain accounts payable to fund its operations. The Company is investigating several other financing activities, but there is no assurance any funding will be obtained, or if obtained, the terms may not be favorable. Also, the Company has focused its efforts on increasing revenues, primarily services revenues, but has been unable to consistently generate profitable operations. As a result of the continued losses, the Company is analyzing its costs and expenses and continues to seek and investigate transactions that would generate cash; however, there is no assurance that any such transaction will be identified or successfully closed. If additional capital cannot be obtained on acceptable terms, if and when needed, the Company may not be able to further develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on the Company's business.

The Company Expects to Incur Operating and Net Losses

The Company has a limited operating history, has incurred significant losses in the past year and, at June 30, 2001, had an accumulated deficit of $2,013,390. To date, the Company has recognized growing revenue, however; its ability to generate revenue is subject to substantial uncertainty. The Company expects to incur significant additional losses and continued negative cash flow from operations in 2001 and it may never become profitable. The Company expects to incur significant sales and marketing, research and development and general and administrative expenses. The Company will need to generate significant revenues to achieve profitability and positive operating cash flows. Even if profitability and positive operating cash flow are achieved, the Company may not be able to achieve, sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

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

An additional 2,200,000 shares of common stock were issued to various designees of Investment Capital Corporation and Pursuit Capital, LLC in connection with the merger, in exchange for the commitment of these entities to raise $2,000,000 to fund working capital needs and general corporate purposes, including, but not limited to, expansion of sales and marketing efforts, research and development activities, licensing of new technology and payment of additional legal and accounting services occasioned by the merger of the Company and ISES. These entities conducted a private placement of the Company's $.001 par value common stock during the fiscal quarter ended March 31, 2000 and raised $760,000, in consideration of which the Company issued an additional 760,000 shares of its common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $615,650 was received through June 30, 2001, leaving a balance of $1,394,350 to be provided by these entities. None of such shares of common stock or preferred stock was or will be registered under the Securities Act of 1933, as amended. The funds received have been used for working capital. Management believes that it is unlikely that these entities will provide any additional capital to the Company and is in the process of attempting to recover as many of such shares as possible. As of June 30, 2001 approximately 1,097,000 shares have been surrendered by these entities in lieu of additional capital contributions. These shares are not held as treasury stock, have not been returned to authorized but unissued shares, and are still shown as outstanding on the Company's stock records.

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

                     10.8 License and Distribution Agreement dated October 1, 1999 pursuant to which ISES Corporation appoints Licensee- Rockwell Collins, Inc. and End User-Air France (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)

                     10.12 First Amendment to SNAP2 Corporation Stock Option Plan (Amending Stock Option Plan previously filed as
                            Exhibit 10.12 to the Company's 10-QSB for the period ended June 30, 2000) (Incorporated by reference to the Company's 10-KSB for the year ended September 30, 2000)

                     10.13 In-Flight Entertainment Software License Agreement for Delta Air Lines, Inc. dated as of April 26, 2000 (Incorporated by reference to the Company's 10-QSB for the period ended June 30, 2000)

                     10.15 In-Flight Entertainment Software License Agreement by AOM dated as of April 27, 2000 (Incorporated by reference to the Company's 10-QSB for the period ended June 30, 2000)

                     10.16 In-Flight Entertainment Software License Agreement by LanChile dated as of October 6, 2000 (Incorporated by reference to the Company's 10-QSB for the period ended December 31, 2000)

                     10.17 Software Services Agreement dated as of October 24, 2000 between Microsoft and SNAP2 (Incorporated by reference to the Company's 10-QSB for the period ended December 31, 2000)

                     10.18 In-Flight Entertainment Software License Agreement for Aer Lingus dated as of October 30, 2000 (Incorporated by reference to the Company's 10-QSB for the period ended December 31, 2000)

                   * 10.19 In-Flight Entertainment Software License Agreement for British Airways dated as of April 16, 2001

                         *  Filed herewith

                 (b) Report on Form 8-K: None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SNAP2 CORPORATION

Date: August 10, 2001                         By:  /s/  Dean R. Grewell
                                                 -------------------------------
                                                 Dean R. Grewell, III, President