Form 10KSB
period 2001-09-30
SNAP2 CORP
filed 2002-01-14
CIK 1079287

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark one)

 [X] Annual Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the Fiscal Year ended September 30, 2001

[ ] Transition Report Under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _________________

                         Commission File Number 0-26839

                                SNAP2 CORPORATION
                      (f/k/a White Rock Enterprises, Ltd.)
                 (Name of small business issuer in its charter)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State registrant's revenues for its most recent fiscal year: $1,778,436

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $1,571,200 as of December 31, 2001. The registrant's stock is traded on the OTC Electronic Bulletin Board and the value of the registrant's stock for this purpose has been based upon the average of the bid and ask price on December 31, 2001.

State the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date:

As of December 31, 2001, the registrant had 17,856,000 shares of common stock, $.001 par value, issued and outstanding and 10,000 shares of convertible preferred stock issued and outstanding which are convertible into 10,000,000 shares of common stock, $.001 par value, on February 28, 2002.

Transitional Small Business Disclosure Format (check one):  Yes  [  ]    No  [X]

                      2001 FORM 10-KSB -- TABLE OF CONTENTS

                                                                            Page
PART I                                                                      ----

    Item 1.  Description of Business.........................................1
    Item 2.  Description of Property.........................................7
    Item 3.  Legal Proceedings...............................................7
    Item 4.  Submission of Matters to a Vote of Security Holders.............8

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters........8
    Item 6.  Management's Discussion and Analysis or Plan of Operation.......9
    Item 7.  Financial Statements...........................................14
    Item 8.  Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure.........................27

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act............27
    Item 10. Executive Compensation.........................................30
    Item 11. Security Ownership of Certain Beneficial Owners and Management.30
    Item 12. Certain Relationships and Related Transactions.................32
    Item 13. Exhibits and Reports on Form 8-K...............................32

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

On November 26, 2001 the Company entered into an Amended and Substituted Asset Purchase Agreement ("Agreement") with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded an earlier Asset Purchase Agreement between the parties dated September 6, 2001. Pursuant to the Agreement, the Company agreed to sell to the Buyer all of Company's IFE assets. The IFE assets include all of the Company's rights and obligations under its contracts with airline operators for the provision of IFE products and services, the Company's rights and obligations under license and distribution agreements relating to its IFE business, Company's files, books and records relating to its IFE assets and other tangible property and physical assets used by the Company solely in connection with IFE business. The Company also granted Buyer a perpetual, royalty free, exclusive worldwide license to use, for IFE business, only, the Company's intangible properties and rights relating to its IFE business. Terms of the IFE sale include a total purchase price for the sale and license of the IFE assets of $300,000 plus (i) fifty per cent (50%) of all revenue received by Buyer from certain existing customers for a period of three (3) years after the closing; (ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer;
(iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent from Air France that it will expand the number of aircraft using the software and fifty percent (50%) of the revenues received from Air France during the three (3) years after closing. The transaction is described in the Company's Current Report on Amendment No. 1 to Form 8-K which was filed with the Securities and Exchange Commission on December 10, 2001. In November 2001, the Company received $300,000 as a result of this transaction, which was recorded as a gain on sale. Additional amounts to be received will be recorded as license fees. The Company's fees related to this Agreement for the years ended September 30, 2001 and 2000 were $496,260 and $294,751, respectively. Had the transaction occurred at the beginning of the years ended September 30, 2001 and 2000, license fee revenues would have approximated $345,000 and $122,000, respectively. The Company's operating expenses will not be reduced as a result of this transaction.

The Company continues to develop software and service the STB industry and to explore emerging markets for embedded software technologies. The Company has engaged with companies creating embedded devices technologies such as Internet appliances, personal digital assistants and wireless devices. The Company believes that it can target these markets successfully with the technologies and experience from the STB and IFE markets as well as the skill sets it has acquired from its growth of embedded software programmers. The Company will pursue additional product and service opportunities in these markets.

Operations. The Company operates from its headquarters located at 10641 Justin Drive, Des Moines, Iowa 50322. The Company was previously located at 2600 72nd Street and moved to its expanded facilities on May 23, 2000 to accommodate its growth and development. In addition to its offices in Des Moines, the Company also has a sales office in Austin, Texas. The combined offices develop and market software products and services for IFE systems and STB for interactive television created by the Company.

Products. Prior to the sale of the IFE assets, the Company marketed software applications for the IFE and interactive television markets. Its Airsoft Travel Kit software targeted IFE systems manufactured by Rockwell Collins, Matsushita Avionics and Sony Trans Com. The Travel Kit is comprised of digital information and entertainment software that airline passengers can access from video displays at their passenger seats while traveling. The complete Travel Kit consists of destination information, language training and games and customized airline information. The package can be sold as a complete package or as individual components. The Company has sold packages of Travel Kit Games to Air France, Delta Air Lines, LanChile, Airtours, Aer Lingus and AOM French airlines. The Company has licensed destination information and language training from Lonely Planet Publishing based in Australia. Airsoft Travel Kit Games are created, copyrighted, owned and licensed by the Company. The Company has also licensed Tetris(R) game content from Blue Planet Software, San Francisco, California for use in its In-Flight Tetris(TM) game for in-flight entertainment. The game suite consists of 18 assorted board, card, arcade, children's games and games of chance. The Company's products are sold on a royalty-based model that generates revenue at the time of customer contract execution and provides annual revenues for continued use of the software. IFE products have been sold to airlines and to IFE equipment manufacturers. The Company is porting these games to interactive television STBs targeting interactive cable and telephone networks.

Management believes the sale of the IFE assets will enhance the Company's plans to focus its software product offering for the interactive television market and the Internet appliance market. The Company intends to sell interactive television and Internet appliance software products to original equipment manufacturers, technology providers and network operators in these markets.

Consulting Services. The Company is staffed with software engineers experienced in software design and programming for emerging embedded computer systems and digital graphic artists experienced in graphical user interfaces and display for consumer electronic applications. The Company has provided embedded software services to Motorola, Microsoft, Rockwell Collins and Canal+ for interactive television and Internet appliances.

The Company emphasizes embedded software consulting services for revenue generation and strategic positioning of developing intellectual property for the interactive television, Internet appliance and embedded systems markets.

Revenues. Through September 30, 2001, the Company's revenues were derived from software and engineering consulting services provided to interactive television equipment manufacturers and technology providers, and license fees and renewals of its SNAP2 Travel Kit Games for the IFE market. Consulting services are recognized using the invoice amount for labor hours as services are performed. Consulting services are typically performed under contracts of up to six months in duration and are renewable. The Company's IFE revenues were comprised of two types: (i) license fees from airlines for Airsoft Travel Kit

Game products previously sold; and (ii) OEM initial product sales to IFE equipment manufacturers for SNAP2 Travel Kit Game products. License fees are recognized as revenue upon contract signing and shipment of the software master copy or download of software by the customers since the Company does not incur significant additional support costs. Maintenance fees from the Company's software products are recognized ratably over the term of the maintenance contract, which is typically one year in duration.

The Company intends to derive the primary portion of its revenue growth through Company software and engineering consulting services. The Company intends to continue engaging in consulting services with original equipment manufacturers
(OEMs), network operators and technology providers. The service engagements are strategic to the Company as it provides licensing opportunities for software product and product development.

On November 26, 2001 the Company sold its IFE assets; however, during the three years after the sale, the Company will receive a certain percentage of certain revenues collected by the Buyer. The initial $300,000 received was recorded as gain on the sale and additional amounts will be recorded as license fees.

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

Research and Development. The Company's research and development expenses include personnel costs, allocated facilities-related expenses and payments to third-party consultants. The Company expects research and development expenses will increase in the future as additional personnel are hired to support anticipated product development efforts. During the years ended September 30, 2001 and 2000 the Company expended approximately $921,000 and $515,000, respectively, on research and development expense.

Employees. At September 30, 2001, the Company had 18 full time employees and no part time employees. During the year ended September 30, 2001 the Company reduced its work force by 3 employees.

Risk Factors That May Affect Future Results of Operations. In addition to the other risk factors contained herein and within other filings with the Securities and Exchange Commission, the Company believes the following additional risk factors should be taken into consideration in evaluating its business:


     o Additional Funding Needed. The Company needs additional funding to pay its obligations as they come due, further develop or enhance its products, and take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. The Company was unable to meet payroll for several pay periods and was unable to pay vendors until it sold its IFE assets.

          The  Company's  original  financing  plans  were to obtain  funding of approximately $2,000,000 as a result of the merger with ISES Corporation on February 28, 2000. Only $615,650 of funding was received. As a result of the unfunded commitment, the Company entered into a $200,000 line of credit with a bank, which is guaranteed by a stockholder, and entered in other debt arrangements of approximately $100,000. Also, the Company delayed paying vendors and employees.

          Recently, the Company sold its IFE assets for $300,000, with additional amounts due to the Company upon collection of certain revenues by the Buyer of the IFE assets. The Company is also investigating several other financing activities, but there is no assurance that any funding will be obtained, or if obtained, the terms thereof may not be favorable. Also, the Company has focused its efforts on increasing revenues, primarily consulting revenues, but has been unable to consistently generate profitable operations. As a result of the continued losses, the Company is analyzing its costs and expenses and continues to seek and investigate transactions that would generate cash; however, there is no assurance that any such transaction will be identified or successfully closed. If additional capital cannot be obtained on acceptable terms, if and when needed, the Company may not be able to further develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on the Company's business.

     o The Company Expects to Incur Operating and Net Losses. The Company has a limited operating history, has incurred significant losses in the past year and, at September 30, 2001, had an accumulated deficit of $2,192,581 and a stockholders' deficit of $803,587. To date, the Company has recognized growing revenue, however; its ability to generate revenue is subject to substantial uncertainty and it has been unable to generate profitable operations. The Company expects to incur significant sales and marketing, research and development and general and administrative expenses. The Company will need to generate significant revenues to achieve profitability and positive operating cash flows and there are no assurances this revenue level can be obtained. Even if profitability and positive operating cash flow are achieved, the Company may not be able to achieve, sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

     o Dependence on Key Customer. The Company's revenue is dependent on consulting services performed for 1 key customer. For the year ended September 30, 2001 62% of the Company's revenue was generated for this single customer. Due to the sale of the IFE assets, the Company will become more dependent on these customers.

     o    The Company's  Limited  Operating  History and the Emerging Market for
          Interactive Television Make Its Future Financial Results Unpredictable. The Company's business and prospects depend on the development and market acceptance of interactive television. The Company's future revenue prospects are subject to a high degree of uncertainty. For the year ended September 30, 2001, the Company derived approximately 31% of its revenues from in-flight entertainment software license fees and 69% from interactive television consulting services. On November 26, 2001 the Company sold its IFE assets. In the future, however, the Company intends to generate revenue initially
          from  consulting   services  and
          then from software license fees particularly in the emerging market of interactive television. The market for interactive television software is new, unproven and subject to rapid technology change. This market may never develop or may develop at a slower rate than anticipated. In addition, the Company's success in marketing the Company as a supplier of interactive television application software is dependent upon developing and maintaining relationships with industry-leading computer and consumer electronics manufacturers, network operators and Internet content providers. There is already competition in the market to provide interactive television software. Companies such as Liberate, Intellocity, Microsoft, and AOL have established a market presence and have significantly greater financial, marketing and technical resources than the Company. These companies who offer interactive television application software may capture a larger portion of the market than the Company. Any failure to establish relationships with interactive television equipment manufacturers and network operators will have a material adverse effect on the Company's business and prospects.

     o The Company's Business is Dependent Upon the Successful Deployment of Digital Set Top Boxes for Interactive Television Targeted by the Company. The Company's software products target specific interactive television systems and the opportunity to generate revenue can be directly related to the number and the timing of systems deployed. It is the Company's intent to pursue and support the most popular system platforms for these markets. If the targeted platforms fail to establish significant and timely deployment in the market it will have a material adverse effect on the Company's business and prospects.

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

          o Volatility of Stock Price. The market price of the Company's common stock is likely to fluctuate in the future. The Company believes that various factors, including quarterly fluctuations in results of operations, announcements of new products or partners by the Company or by its competitors, changes in interactive television markets in general, or general economic, political and market conditions may significantly affect the market price of its common stock.

ITEM 2: DESCRIPTION OF PROPERTY

The Company leases its facilities at its main office at 10641 Justin Drive, Urbandale, Iowa and also has an office at 8006 Monona Avenue, Austin, Texas. Management considers its current office space arrangements to be adequate for its current needs and for its short-term growth objectives.

Main Office

The Company leases 4,800 square feet from Brad Johnson Investments, LC, pursuant to a Lease dated 13th day of March, 2000. The lease is for a period of five (5) years and the base rent thereunder for the year-ended September 30, 2001 is approximately $60,000 per year.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company, through solicitation of proxies or otherwise, during the three months ended September 30, 2001.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is authorized to issue 50,000,000 shares of its $0.001 par value common stock and 20,000,000 shares of its $0.001 par value preferred stock. As of September 30, 2001, the Company had 17,856,000 issued and outstanding shares of common stock and 10,000 issued and outstanding shares of preferred stock which are automatically convertible into 10,000,000 shares of common stock on February 28, 2002.

The Company's common stock is traded on the OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers under the trading symbol "SSNP." The Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

As of September 30, 2001 the Company had approximately 998 common stock shareholders and one shareholder of its preferred stock and there has been only a limited public market for the Company's common stock. The following table shows, for the periods indicated, the high and low per share prices of common stock, as reported on the OTC Electronic Bulletin Board. Such prices represent prices between dealers, do not include retail mark-ups, mark downs or conversions and may not represent actual transactions. No information is provided for periods prior to the effective date of the merger of ISES with and into the Company, which merger was effective February 28, 2000.

         Period Ended                               High               Low
         ------------                               ----               ---

         March 31, 2000 (one month)                $5.625             $3.937
         June 30, 2000                             $4.50              $1.875
         September 30, 2000                        $3.875             $0.937
         December 31, 2000                         $1.875             $0.375
         March 31, 2001                            $1.5625            $0.4688
         June 30, 2001                             $1.07              $0.35
         September 30, 2001                        $0.90              $0.40

On December  31,  2001,  the  closing bid and ask prices of the common  stock as
reported  on  the  OTC   Electronic   Bulletin   Board  were  $0.20  and  $0.21,
respectively.

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

In connection with the merger of ISES with and into the Company, the Acquisition Agreement and Plan of Merger (previously filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed March 1, 2000) provided for the issuance of 10,000,000 shares of common stock and 10,000 shares of convertible preferred stock for 100% of the outstanding shares of ISES. The convertible preferred stock automatically converts to 10,000,000 shares of common stock on February 28, 2002. Also in connection with the merger, an additional 2,200,000 shares of common stock were issued to others in exchange for locating investors and a commitment to raise $2,000,000 to fund the Company's working capital needs and general corporate purposes. As of September 30, 2001, $615,650 of the $2,000,000 had been received and recorded as additional paid-in capital. Management believes that it is unlikely that any additional capital will be provided by those entities, and is in the process of attempting to recover as many of those shares as possible. As of September 30, 2001, approximately 1,097,000 shares have been surrendered by these entities in lieu of additional capital contributions. The Company has not taken action to either establish these shares as treasury stock or to cancel them and return them to authorized but unissued shares. Accordingly, the shares are outstanding in the names of the original owners on the Company's stock records. The Company plans to cancel these shares and return them to authorized but unissued shares.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Item 6 should be read in conjunction with the discussion included in Item 1 above, "Description of Business" and the financial statements of the Company included in Item 7 below.

Revenues. The Company's revenues are derived from software and engineering consulting services provided to interactive television equipment manufacturers and technology providers, and license fees and renewals of its SNAP2 Travel Kit Games for the IFE market. Consulting services are recognized using the invoice amount for labor hours as services are performed. Consulting services are typically performed under contracts of up to six months in duration and are renewable. The Company's IFE revenues were comprised of two types: (i) license fees from airlines for Airsoft Travel Kit Game products previously sold; and
(ii) OEM initial product sales to IFE equipment manufacturers for SNAP2 Travel Kit Game products. License fees are recognized as revenue upon contract signing and shipment of the software master copy or download of software by the customers since the Company does not incur significant additional support costs at the time of sale. Maintenance fees from the Company's software products are recognized (based on software license fee at time of license commencement or renewal) ratably over the term of the maintenance contract, which is typically one year in duration.

The Company intends to derive the primary portion of its future revenue growth through Company software and engineering consulting services. The Company intends to continue engaging in consulting services with original equipment manufacturers (OEMs), network operators and technology providers. The service engagements are strategic to the Company as it provides licensing opportunities for software product and product development.

On November 26, 2001 the Company sold its IFE assets; however, during the three years after the sale, the Company will receive a certain percentage of certain revenues collected by the Buyer of the IFE Assets.

Cost of Revenue. Primarily consists of payroll and related costs (salaries, payroll taxes, employee health insurance and employer 401(k) contributions), and consulting expenses incurred in performing software and engineering consulting services. The Company allocates certain research and development costs to cost of revenue, based on utilization of its employees and consultants.

Research and Development. Primarily consists of payroll and related costs (salaries, payroll taxes, employee health insurance and employer 401(k) contributions) of engineering and software development staff, as well as, amounts paid to independent development consultants, to develop software and graphic arts owned and utilized by the Company. During the year ended September 30, 2001, the Company increased the amount of time its product development staff was utilized on consulting engagements. The Company expects to continue using a significant amount of its development staff on consulting projects during the next year as it strives to achieve more revenues and IFE development requirements will be reduced due to the sale of the IFE assets.

Sales and Marketing. Primarily consists of payroll and related costs (salaries, payroll taxes, employee health insurance and employer 401(k) contributions), travel, various marketing efforts, promotional materials and public relations activities. The Company expects sales and marketing costs will increase as it continues to sell consulting projects and analyzes various product development opportunities.

General and  Administrative.  Primarily  consists  of payroll and related  costs
(salaries, payroll taxes, employee health insurance and employer 401(k) contributions), legal fees, travel costs, facilities-related expenses, bad debt expense, depreciation and other administrative costs. The Company expects that general and administrative expense will increase in the future as a result of the anticipated growth in business.

Results of Operations

Since inception, the Company has been engaged primarily in the business of developing and licensing software products and providing engineering and software and software consulting services. In an effort to increase revenues as the Company attempts to reduce its operating losses, the Company has increased the amount of consulting services it performs and has utilized more of its product development personnel to perform these services. During the year ended September 30, 2001 the Company was not able to meet its obligations to make payroll on several occasions and has delayed paying vendors. In an effort to improve its liquidity, the Company has increased its consulting activities and sold its IFE assets on November 26, 2001. The Company used the initial proceeds from this transaction to become current on its payroll obligations and become more current on its vendor obligations. See additional comments in "Liquidity and Capital Resources". Accordingly, historical results of operations are not indicative of and should not be relied upon as an indicator of future performance.

Year Ended September 30, 2001 and 2000

Revenues

Total revenues increased 141% to $1,778,000 for the year ended September 30, 2001, compared to $737,000 for the year ended September 30, 2000. The increase was related primarily to an increase in software and engineering consulting services. Consulting services represented 69% and 53% of revenues for the years ended September 30, 2001 and 2000, respectively. During the year ended September 30, 2001, transactions with Microsoft and Air France accounted for 62% and 11% respectively of the Company's total revenues.

Cost of Revenue

Cost of revenue increased 123% to $570,000 for the year ended September 30, 2001, compared to $256,000 for the year ended September 30, 2000. The increase was related to more work performed on consulting projects.

Research and Development

Research and development expense increased 80% to $921,000 for the year ended September 30, 2001, compared to $513,000 for the year ended September 30, 2000. The increase was related to an increased number of employees working on product development, prior to the Company focusing its efforts more to consulting services.

Sales and Marketing

Sales and marketing expense increased 25% to $636,000 for the year ended September 30, 2001, compared to $508,000 for the year ended September 30, 2000. The increase was related to increased sales efforts related to consulting services and analyzing product development opportunities.

General and Administrative

General and administrative expense increased 27% to $518,000 for the year ended September 30, 2001, compared to $407,000 for the year ended September 30, 2000. The increase was due to costs and expenses needed to support the Company's ongoing operations.

Interest Expense

Interest expense increased 70% to $34,000 for the year ended September 30, 2001, compared to $20,000 for the year ended September 30, 2000. The increase was due to debt being outstanding for an entire year during the year ended September 30, 2001 and borrowing under the line of credit.

Net Loss

Net loss decreased 7% to $901,000 for the year ended September 30, 2001, compared to $967,000 for the year ended September 30, 2000. The increase in revenues were primarily offset by increased costs.

Liquidity and Capital Resources

Since its inception, the Company has experienced losses from operations and negative cash flows. At September 30, 2001, the Company had an accumulated deficit of $2,193,000 and a stockholders' deficit of $804,000. The Company has not been able to pay its obligations as they became due. During the year ended September 30, 2001, the Company was not able to meet its obligations to make payroll on several occasions and has delayed paying vendors.

At its inception on February 28, 2000, (the date of filing of a Certificate of Merger with the Nevada Secretary of State), the Company merged with ISES Corporation with the Company as the surviving corporation. The merger was arranged for the Company by Investment Capital Corporation and Pursuit Capital LLC, venture capital firms located in Scottsdale, Arizona in accordance with understandings these entities reached with ISES Corporation to raise capital in private transactions. According to their agreement, these entities were to raise $2,000,000 to fund the Company's post-merger research and development, marketing and overall expansion. Pursuant to and in consideration of this arrangement and the identification of the potential merger as an investment opportunity, the Company issued 2,200,000 shares of its $.001 par value per share common stock to these entities and/or their designees. During the fiscal quarter ended March 31, 2000 these entities conducted a private placement on behalf of the Company and raised $760,000, the proceeds of which have been given to the Company. For these funds, the Company issued an additional 760,000 shares of its $.001 per share common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $615,650 was received through September 30, 2001, leaving a balance of $1,384,350 to be provided by these entities. None of such shares of common stock was or will be registered under the Securities Act of 1933, as amended. Management believes that it is unlikely that these entities will provide any additional capital to the Company and is in the process of attempting to recover as many of such shares as possible. As of December 31, 2001, 1,097,000 shares have been surrendered by those entities in lieu of additional capital contributions. The Company has not taken action to either establish these shares as treasury stock or to cancel them and return them to authorized but unissued shares. Accordingly, the shares are outstanding in the names of the original owners on the Company's stock records. The Company plans to cancel these shares and return them to authorized but unissued shares.

As a result of the unfunded commitment, the Company entered into a $200,000 line of credit with a bank on November 10, 2000, which is guaranteed by a stockholder. The line of credit matured in November 2001, but the Company has not yet renewed the line. The Company intends to renew this line of credit and there is no indication that the bank will not renew this line.

Due to continued losses during the year ended September 30, 2001, the Company was not able to meet it obligations to make payroll on several occasions and has delayed paying vendors. In an effort to improve its liquidity, the Company has increased is consulting activities, reduced its work force by three employees and sold its IFE assets.

On November 26, 2001 the Company entered into an Amended and Substituted Asset Purchase Agreement with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer"). The Company used the initial proceeds from this transaction to become current on its payroll obligations and become more current on its vendor obligations. Terms of the IFE sale include at total purchase price for the sale and license of the

IFE assets of $300,000 plus (i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three (3) years after the closing; (ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent (50%) of the revenues received from Air France during the three
(3) years after closing.

The Company is investigating several other financing activities, but there is no assurance any funding will be obtained, or if obtained, the terms may not be favorable. Also, the Company has focused its efforts on increasing revenues, primarily consulting revenues, in an effort to generate positive cash flow. The Company has been able to increase revenues, but has not been able to generate profitable operations. Due to the continued losses and the inability to pay its debts as they come due, the Company is currently analyzing its costs and expenses in an effort to achieve profitability. Also, the Company continues to seek and investigate potential transactions that may generate cash; however, there are no assurances that any such transactions will be identified or successfully closed.

Since incorporation, ISES (the Company's predecessor in interest pursuant to the merger) and the Company after the merger, have experienced various levels of losses and negative cash flow from operations and notwithstanding the merger, expects to experience negative cash flows in the foreseeable future, without a significant reduction in costs and expenses or increase in revenues. In addition, the Company needs to raise additional capital to begin product development efforts and there can be no assurance the merged Company will be able to obtain additional financing on favorable terms, if at all. If additional capital cannot be obtained on acceptable terms, if and when needed, the Company may not be able to further develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on the Company's business.

ITEM 7: FINANCIAL STATEMENTS

                                SNAP2 CORPORATION

                              Financial Statements

                           September 30, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report



     The Board of Directors
     SNAP2 Corporation:


We have audited the accompanying balance sheets of SNAP2 Corporation (a Nevada Corporation) as of September 30, 2001 and 2000, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SNAP2 Corporation as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered significant losses, has a stockholder's deficit, and as a result has insufficient liquidity to pay its obligations as they come due. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



     KPMG LLP
     Des Moines, Iowa
     December 14, 2001

                                SNAP2 CORPORATION

                                 Balance Sheets

                           September 30, 2001 and 2000

                                       Assets                          2001          2000
                                                                  ------------    ----------
Current assets:
    Cash                                                          $     10,792        18,956
    Accounts receivable (notes 3 and 7)                                143,794       127,279
                                                                  ------------    ----------
               Total current assets                                    154,586       146,235

Equipment, net of accumulated depreciation (note 3)                     55,580        76,833

Other assets                                                               300         4,760
                                                                  ------------    ----------
               Total assets                                       $    210,466       227,828
                                                                  ============    ==========
                      Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable                                              $    205,312        56,390
    Accrued payroll and related liabilities                            310,358        36,339
    Accrued royalty                                                     12,750         3,750
    Accrued interest payable                                            14,209            --
    Deferred income                                                     46,809         9,343
    Line of credit (note 3)                                            200,000            --
    Current portion of long-term debt (note 3)                          66,000        21,445
                                                                  ------------    ----------
               Total current liabilities                               855,438       127,267

Long-term debt, excluding current installments (note 3)                158,615       203,170
                                                                  ------------    ----------
               Total liabilities                                     1,014,053       330,437
Stockholders' deficit (note 4):
    Common stock - $0.001 par value;  50,000,000 shares
       authorized; 17,856,000 shares issued and outstanding
       at September 30, 2001 and 2000                                   17,856        17,856
    Convertible preferred stock  - $0.001 par value; 20,000,000 shares authorized; 10,000 shares issued and outstanding
       at September 30, 2001 and 2000. Shares convert to
       common stock at a ratio of 1,000 shares of common for
       each share of convertible preferred stock
       on February 28, 2002                                                 10            10
    Additional paid-in capital                                       1,417,528     1,188,858
    Accumulated deficit                                             (2,192,581)   (1,291,683)
    Unearned compensation                                              (46,400)      (17,650)
                                                                  ------------    ----------
               Total stockholders' deficit                            (803,587)     (102,609)
                                                                  ------------    ----------
               Total liabilities and stockholders' deficit        $    210,466       227,828
                                                                  ============    ==========

See accompanying notes to financial statements

                                SNAP2 CORPORATION

                            Statements of Operations

                     Years ended September 30, 2001 and 2000


                                                         2001           2000
                                                    ------------    -----------
Revenue (notes 7 and 10):
    License fees                                    $    496,260        294,751
    Consulting                                         1,229,708        387,723
    Maintenance and other income                          52,468         54,580
                                                    ------------    -----------
             Total revenue                             1,778,436        737,054

Cost of revenue                                          569,972        255,767
                                                    ------------    -----------
Gross profit                                           1,208,464        481,287

Expenses:
    Research and development (note 6)                    921,127        513,422
    Sales and marketing                                  636,086        508,233
    General and administrative                           518,430        406,757
                                                    ------------    -----------
             Total operating expenses                  2,075,643      1,428,412
                                                    ------------    -----------
             Loss from operations                       (867,179)      (947,125)

   Interest expense                                       33,719         19,914
                                                    ------------    -----------
             Net loss                               $   (900,898)      (967,039)
                                                    ============    ===========
Net loss per share:
    Basic and diluted                                      (0.05)         (0.07)
                                                    ============    ===========
Weighted average shares outstanding:
    Basic and diluted                                 17,856,000     14,536,175
                                                    ============    ===========
See accompanying notes to financial statements

                                SNAP2 CORPORATION

                       Statements of Stockholders' Deficit

                     Years ended September 30, 2001 and 2000


                                                                                 Additional
                                                            Common   Convertible    Paid       Accumulated   Unearned
                                                            Stock    Preferred    In Capital     Deficit    Compensation    Total
                                                            -------  ----------   ----------    ----------  ------------ ----------
Balance December 31, 1999                                   $10,000         10        (8,696)     (376,900)        --      (375,586)

     Net loss of companies for three months ended
        December 31, 1999 duplicated to adjust to
        common fiscal year end                                   --         --            --        52,256         --        52,256
     Issuance of common stock                                 7,856         --     1,179,004            --         --     1,186,860
     Stock options issued to employees below fair value          --         --        18,550            --    (18,550)           --
     Amortization of unearned compensation                       --         --            --            --        900           900
     Net loss                                                    --         --            --      (967,039)        --      (967,039)
                                                            -------   --------    ----------    ----------    -------    ----------
Balance September 30, 2000                                   17,856         10     1,188,858    (1,291,683)   (17,650)     (102,609)

     Capital contribution                                        --         --       188,790            --         --       188,790
     Stock options issued to employees below fair value          --         --        39,880            --    (39,880)           --
     Amortization of unearned compensation                       --         --            --            --     11,130        11,130
     Net loss                                                    --         --            --      (900,898)        --      (900,898)
                                                            -------   --------    ----------    ----------    -------    ----------
Balance September 30, 2001                                  $17,856         10     1,417,528    (2,192,581)   (46,400)     (803,587)
                                                            =======   ========    ==========    ==========    =======    ==========

See accompanying notes to financial statements

                                SNAP2 CORPORATION

                            Statements of Cash Flows

                     Years ended September 30, 2001 and 2000


                                                                    2001           2000
                                                                  ---------    ----------
Cash flows from operating activities:
   Net loss                                                       $(900,898)     (967,039)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation                                                  23,789        14,470
       Amortization of unearned compensation                         11,130           900
       Deferred income                                               37,466         4,375
       Changes in:
         Accounts receivable                                        (16,515)       (1,003)
         Accounts payable and accrued expenses                      446,150       (80,401)
                                                                  ---------    ----------
            Net cash used in operating activities                  (398,878)   (1,028,698)
                                                                  ---------    ----------
Cash flows from investing activities:
   Purchases of equipment                                            (2,536)      (71,163)
   Other assets                                                       4,460        (4,760)
                                                                  ---------    ----------
            Net cash provided by (used in) investing activities       1,924       (75,923)

Cash flows from financing activities:
   Proceeds from notes payable                                           --       100,000
   Repayment of notes payable and long-term debt                         --      (185,385)
   Proceeds from line of credit                                     200,000            --
   Proceeds from issuance of common stock                                --     1,186,860
   Additional paid-in capital from investors                        188,790            --
                                                                  ---------    ----------
            Net cash provided by financing activities               388,790     1,101,475
                                                                  ---------    ----------
Net decrease in cash                                                 (8,164)       (3,146)

Cash at beginning of year                                            18,956        22,102
                                                                  ---------    ----------
Cash at end of year                                               $  10,792        18,956
                                                                  =========    ==========
Supplemental disclosures:
   Cash paid for interest                                         $      --        20,076
                                                                  =========    ==========

See accompanying notes to financial statements

(1)  Business and Organization

     SNAP2 Corporation (the Company) formerly known as White Rock Enterprises, Ltd. is a software product developer and software service provider for in-flight entertainment systems (IFE) for passenger aircraft and interactive set-top boxes (STB) for interactive television. The Company markets and licenses its software worldwide.

     (a)  Reverse Acquisition

          Effective  February 28, 2000, the Company merged with ISES Corporation
          (ISES), with the Company as the surviving corporation. At the date of the merger, the Company was a "shell company" as the Company had no assets or liabilities, had generated no revenues since inception, and had incurred total expenses of $6,100 since its inception on October 8, 1998. The merger transaction has been accounted for as a reverse acquisition. In such a transaction, the operating enterprise (ISES) is determined to be the acquiring enterprise for financial reporting purposes. The historical financial statements of ISES are presented as the historical financial statements of the combined enterprise. The equity of ISES is presented as the equity of the combined enterprise, however, the capital stock account of ISES is adjusted to reflect the par value of the outstanding stock of the Company after giving effect to the number of shares issued in merger. For periods prior to the merger, the equity of the combined enterprise is the historical equity of ISES prior to the merger retroactively restated to reflect the number of shares received in the merger.

          In connection with the merger, the Company issued 10,000,000 shares of common stock and 10,000 shares of convertible preferred stock for 100% of the outstanding shares of ISES. The convertible preferred stock automatically converts to 10,000,000 shares of common stock on February 28, 2002. Also in connection with the merger, an additional 2,200,000 shares of common stock were issued to others in exchange for locating investors and a commitment to raise $2,000,000 to fund the Company's working capital needs and for general corporate purposes. As the $2,000,000 is received, additional paid in capital will be recorded. As of September 30, 2001, $615,650 had been received. Management believes that it is unlikely that any additional capital will be provided and is in the process of attempting to recover as many of those shares as possible. As of September 30, 2001, 1,097,000 shares have been surrendered in lieu of additional capital contributions. The Company has not taken action to either establish these shares as treasury stock or to cancel them and return them to authorized but unissued shares. Accordingly, the shares are outstanding in the names of the original owners on the Company's stock records.


     (b)  Use of Estimates

          The preparation of financial statements, in conformity with auditing standards generally accepted in the United States of America, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses, during the reporting period. Actual results could differ from those estimates.

     (c)  Equipment

          Equipment is stated at cost and is depreciated on the straight-line method with estimated useful lives of 3 to 7 years.

     (d)  Revenue Recognition

          Software license fees are recognized as revenue upon contract signing and shipment of the software master copy or download of software by the customer since the Company does not incur significant additional support costs. Consulting revenues are derived primarily from custom contract engineering work and training and consulting services. Revenues from custom contract engineering work are recognized using the percentage of completion method. Revenues from training and consulting services are recognized as the services are rendered. Maintenance revenues are recognized ratably over the term of the related agreements.

     (e)  Fair Value of Financial Instruments

          Fair value estimates, methods, and assumptions are set forth below:

          o    Trade  accounts   receivable,   accounts  payable,   and  accrued
               expenses--The carrying amount approximates the estimated fair value due to the short-term nature of those instruments.

          o Long-term debt--Due to amounts being borrowed from a related party of the Company's president and from an economic development agency of the State of Iowa, the fair value of long-term debt was not reasonably determinable.

          o Limitations--Fair value estimates are made as of a specific point in time, based upon the relevant market information about the financial instruments. Because no market exists for a majority of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      (f)  Stock-Based Compensation

               The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period for those options granted to employees and directors. Compensation cost for stock options issued other than to employees and directors, if any, is recognized at the date of grant. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation" (see note 4).

       (g)  Income Taxes

               The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

       (h)  Earnings Per Share

               Basic earnings per share is computed using the weighted average number of actual common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of actual common shares plus the potential dilution that would occur from the conversion of convertible preferred stock and the exercise of stock options. Due to the net loss incurred for the years ended September 30, 2001 and 2000, the effect of convertible preferred stock and stock options is not included in the calculation of diluted earnings per share because the effect is anti-dilutive.

       (i)  Reclassification

               Certain amounts previously reported in the prior year's financial statements have been reclassified to conform to the current year presentation.

(2)  Going-concern Matters

     The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other assets, nor does it have an established source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. The financial statements do not include any adjustments that might result if the Company is unable to continue its operations.

     The Company has entered into and is currently negotiating additional contracts for its products and services. The Company sold part of its intellectual property (see note 10) and is also exploring the licensing or additional sale of its intellectual property and is attempting to raise additional capital. Also, the Company has delayed making certain debt payments and other obligations (see note 3).

(3)  Long-term debt

     On June 20, 1999, the Company entered into a promissory note with a related party of the Company's president whereby $135,000 was borrowed by the Company. The note bears an interest rate of 9% per annum on the unpaid principal balance. Under the terms of the note, principal payments of $10,385 along with interest are due in quarterly installments beginning July 1, 2001. The Company has not paid the $10,385 due under this note, as well as the accrued interest, since July 1, 2000. The remaining maturities of this note are $41,538, 2002; $41,538, 2003; and $41,539, 2004. Principal
     payments have not been accelerated under this note by the noteholders.

     On August 17, 1999 the Company entered an agreement with the Iowa Department of Economic Development (IDED) whereby the Company would receive $100,000 of financial assistance under the Community Economic Betterment Account (CEBA). Under the terms of the agreement, the Company shall pay an annual royalty equal to 1.5% of the prior year total gross revenues to IDED in semi-annual payments each June 1 and December 1, until a repayment amount of $200,000 has been reached. $24,462 was due under this agreement at September 30, 2001.

     The Company has a $200,000 line of credit with a bank bearing interest at the bank's commercial base rate, 8.9% at September 30, 2001. This line is guaranteed by a director/officer of the Company. Funds advanced are secured by the Company's accounts receivable and equipment. At September 30, 2001, $200,000 was outstanding under the agreement. The line of credit matured November 10, 2001 and the Company expects to renew this line.

(4)  Stock Options

     On February 1, 1999 and March 4, 1998 the president of the Company granted options to purchase 7,805,025 and 7,077,412, respectively, shares of common stock of the Company owned by him, (adjusted for the February 28, 2000 merger) to employees of the Company and consultants to the Company for $0.10 and $0.05 per share, respectively. These options were issued at fair value at the date of grant and were accounted for as if such options were issued directly by the Company. The options vest three years from the date of grant.

     The Company's Board of Directors adopted the Stock Option Plan (the Plan) effective March 15, 2000. Under the Plan, options may be granted to employees, officers, consultants, directors and advisors to purchase up to an aggregate of 5,000,000 shares of the Company's common stock. Options granted under the Plan may be options that are intended to qualify as incentive stock options and options that are not intended to so qualify. If incentive stock options are granted to a person possessing more than ten percent of the combined voting power or value of all classes of stock of the Company, the exercise price shall not be less than 110% of the Company's common stock fair market value on the date of grant. Under the Plan, the term of options may not exceed ten years unless an incentive stock option is granted to a stockholder who owns more than ten percent of the combined voting power of the Company, then the term may not exceed five years. The Board of Directors determines the exercise price, vesting period of options at the date of grant and other conditions as specified in the Plan.

     The   Company   applies   the   provisions   of  APB  No.  25  and  related
     interpretations in accounting for stock options and related compensation expense, if any, under the Plan. Compensation expense of $11,130 and $900 was recognized for stock options issued below fair value to employees to purchase 447,500 and 105,000 shares of the Company's common stock during the years ended September 30, 2001 and 2000, respectively.

     Had the Company determined compensation cost based on the fair value at the grant date for stock options including options granted by the Company's president under SFAS 123, the Company's net loss and net loss per share would have been as indicated below:

                                                     2001            2000
                                                -------------    ------------
         Net loss - as reported                   $  (900,898)       (967,039)
         Net loss - pro forma                      (1,308,519)     (1,102,754)
         Basic loss per share - as reported             (0.05)          (0.07)
         Basic loss per share - pro forma               (0.06)          (0.08)
         Diluted loss per share - as reported           (0.05)          (0.07)
         Diluted loss per share - pro forma             (0.06)          (0.08)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: 2001: risk-free interest rate of 5.0%, dividend yield of 0.0%, expected volatility of 110% and expected lives of 5 years; 2000: risk free interest rate of 6.5%, dividend yield of 0.0%, expected volatility of 110%, and expected lives of 5 years. The fair values of the option grants in fiscal 2001 and 2000 were $0.41 to $1.24 per share and $1.64 to $2.02 per share respectively. As the Company was a nonpublic entity until February 28, 2000, it is permitted under SFAS 123 to use the "minimum value" method to value stock options granted prior to February 28, 2000. Under the "minimum value" method expected volatility is effectively zero. The effects of applying SFAS 123 may not be representative of the effects on reported net earnings (loss) for future years.

     The stock option activity under the Plan during the years ended September 30, 2001 and 2000 is summarized as follows:

                                                             Weighted-                     Weighted-
                                              Year ended      average      Year ended       average
                                             September 30,    exercise    September 30,     exercise
                                                 2001           price         2000           price
                                             -------------   ----------   -------------    ---------
Beginning balance                                  395,000         2.36              --           --
Granted                                          1,452,500         0.67         470,000         2.44
Canceled                                                --           --         (75,000)        2.88
                                             -------------                -------------
Ending Balance                                   1,847,500         1.03         395,000         2.36
                                             =============   ==========   =============    =========
zOptions excercisable at year end                   79,000                           --
                                             =============                =============

     At September 30, 2001, 3,152,500 stock options were available for grant.

     The options outstanding under the Plan as of September 30, 2001 have the following attributes:

Option statistics by price ranges:                $    .52 to .99       1.00 to 1.99      2.00 and over
                                                     --------------   ---------------   -----------------
Options oustanding                                       1,300,000           152,500             395,000

Weighted-average price                            $           0.60              1.30                2.36

Weighted-average remaining life                               9.50              9.00                8.80

Number exercisable                                              --                --              79,000

(5)  Income Taxes

     The income tax (benefit) expense differs from the "expected" tax (benefit) expense computed by applying the United States federal income tax rate of 34% to the loss before income taxes, as follows:

                                                                    2001          2000

       Computed "expected" tax benefit                           $ (306,305)     (264,114)
       Increase (decrease) in "expected" tax
           expense resulting from:
                Net operating loss carry forward not
                recognized                                          307,000       266,000
                Other, net                                             (695)       (1,886)

                Income tax benefit                               $       --            --
                                                                 ==========    ==========

     At September 30, 2001 the primary temporary difference that gave rise to deferred income tax assets was a net operating loss carryforward. This created a deferred tax asset of approximately $575,000 and $268,000 as of September 30, 2001 and 2000 respectively. A valuation allowance has been established of $575,000 and $268,000 for the years ended September 30, 2001 and 2000, respectively. At September 30, 2001, the Company has a net operating loss carryforward of approximately $1,688,000. The net operating loss carryforward will begin to expire in 2020.

(6)  Related Party

     ISES Canada, a Canadian Company with common ownership through the Company's president, provided software development and consulting services to the Company through June 30, 2001. Fees paid to ISES Canada totaled $196,267 and $322,802 for the years ended September 30, 2001 and 2000, respectively.

(7)  Business and Credit Concentration

     For the year ended September 30, 2001, the Company had two customers (three in 2000) who accounted for approximately 73% of total sales (66% in 2000). Included in trade accounts receivable at September 30, 2001 was $100,100 due from these customers ($99,163 in 2000).

(8)  Leases

     The Company leases an office facility under an operating lease. For the years ended September 30, 2001 and 2000, rent expense was approximately $54,000 and $42,000, respectively.

     At September 30, 2001, the Company's future minimum lease obligation is approximately:

               Year ending September 30
                    2002                           $ 58,500
                    2003                             60,000
                    2004                             61,000
                    2005                             39,000
                                                    -------
                       Total                       $218,500
                                                    =======

(9)  Retirement Plan

     The Company has a 401(k) plan that covers substantially all full-time employees that meet certain eligibility requirements. The plan became effective November 1, 2000. Under the terms of the plan, employees can contribute up to 10% of maximum compensation as prescribed by law to the plan. Employee contributions are matched by the Company at 50% up to a maximum of 10% of eligible compensation. For the year ended September 30, 2001, the Company's matching portion of the plan amounted to $48,085.

(10) Subsequent Event

     On November 26, 2001 the Company entered into an Amended and Substituted Asset Purchase Agreement ("Agreement") with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded an earlier Asset Purchase Agreement between the parties dated September 6, 2001. Pursuant to the Agreement, the Company agreed to sell to the Buyer all of Company's IFE assets. The IFE assets include all of the Company's rights and obligations under its contracts with airline operators for the licensing of IFE products and services, the Company's rights and obligations under license and distribution agreements relating to its IFE business, Company's files, books and records relating to its IFE assets and other tangible property and physical assets used by the Company solely in connection with IFE business. The Company also granted Buyer a perpetual, royalty free, exclusive worldwide license for IFE business. Terms include a total purchase price for the sale and license of the IFE assets of $300,000 plus
     (i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three (3) years after the closing; (ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent (50%) of the revenues received from Air France during the three (3) years after closing. In November 2001, the Company received $300,000 as a result of this transaction, which was recorded as a gain on sale. Additional amounts to be received will be recorded as license fees. The Company's fees related to this Agreement for the years ended September 30, 2001 and 2000 were $496,260 and $294,751, respectively. Had the transaction occured at the beginning of the years ended September 30, 2001 and 2000, license fee revenues would have approximated $345,000 and $122,000, respectively. The Company's operating expenses will not be reduced as a result of this transaction.

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

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers.

The Company's directors and executive officers are as follows:

             Name                   Age             Positions
             ----                   ---             ---------
    Dean R.("Rick") Grewell III     43      President, CEO and Director

    Antony Hoffman                  40      Vice President of Research and
                                               Development and Director

    Mark Malinak                    40      Vice President of Sales and Director

    Steven L. Johnson               41      Director

    Mike Hennel                     42      Director

    Stephen Dukes                   47      Director

    Sheldon Ohringer                45      Director

The terms of each director of the Company will expire in January 2002 or at such time as their successors shall have been elected and qualified.

Rick Grewell has been the President, CEO and a Director of the Company since the merger with ISES Corporation. Prior to merger Mr. Grewell was President and CEO of ISES Corporation since September 7, 1996. Prior to that time Mr. Grewell was employed by Microware Systems Corporation, in Clive, Iowa ("Microware") for approximately 12 years.

Steven Johnson has been a Vice President (until October 15, 2001) and Director of the Company since its merger with ISES Corporation. Prior to the merger Mr. Johnson was Vice President of Marketing of ISES Corporation since February 1, 1999. Mr. Johnson was previously employed by Microware for approximately 11 years. Mr. Johnson was part of the Company's reduction in force and his employment was terminated on October 15, 2001.

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

Stephen Dukes has been a Director of the Company since February 15, 2001. Mr. Dukes is a former Vice-President of Technology at TCI Technology Ventures and Media One.

Sheldon Ohringer has been a Director of the Company since June 6, 2001. Mr. Ohringer was President and Chief Executive Officer of First World Communications, Inc. in Englewood, Colorado from 1998 to 2000. He was previously with the ICG Telecom Group, Inc. in various capacities since 1994 where he served as President of a telecom subsidiary from 1997 to 1998. Mr. Ohringer has been retired since 2000.

The number of directors for the Company is currently set at seven. The Bylaws permit the Board of Directors to establish the number of directors at not less than one (1) nor more than fifteen (15).

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

Messrs. Hennel, Dukes and Ohringer were granted options pursuant to the Company's Incentive Stock Option Plan as follows:

    Name                    Date of Grant                          No. of Shares

Mike Hennel               January 15, 2001                            100,000
Stephen Dukes             January 15, 2001                            100,000
Sheldon Ohringer            June 6, 2001                              100,000

None of these individuals have filed Form 3s with respect to their grants due to the Company's inability to pay certain of its vendors to prepare and file the necessary forms.

ITEM 10: EXECUTIVE COMPENSATION


                           Summary Compensation Table

The following summary compensation table shows the compensation paid by the Company to its chief executive officer and each of its executive officers whose salary and bonus for the year ended September 30, 2001 exceeded one hundred thousand dollars ($100,000).

                           Summary Compensation Table

Name and                 Fiscal Year
Position                 Ended September 30,        Salary            Bonus
--------                 -------------------        ------            -----

Dean R. Grewell, III          2001                 $124,500              $0
President and CEO             2000                 $138,866              $0
                              1999                 $120,090              $0

Mark Malinak                  2001                 $125,000         $159,391(1)
Vice President Sales          2000                 $125,000         $122,887(1)
                              1999                 $115,385              $0


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

                            Security Ownership Table

           Name and Address of                                 Number of                 Percentage
              Beneficial Owner                                  Shares(1)              Ownership(1)
              ----------------                                  ---------              ------------
Dean R. Grewell, III                                         5,217,563(2)(3)(5)        18.27%(2)(3)(5)
1032 54th, West Des Moines, Iowa 50266

Steven L. Johnson                                            1,834,450(3)(4)(5)         6.42%(3)(5)
1620 NW 120th Street, Clive, Iowa 50325

Antony F. Hoffman                                            1,834,450(3)(4)(5)         6.42%(3)(4)(5)
10113 NW 80th Lane, Grimes, Iowa 50111

Mark Malinak                                                 1,834,450(3)(5)            6.42%(3)(5)
8006 Monona Avenue, Austin, Texas 78717

Mike Hennel                                                    100,000(5)               0.35%(5)
900 Oakmont, Westmont, Illinois 60559

Stephen Dukes                                                  100,000(5)               0.35%(5)
206 Amanda Lane, Camano Island, Wa 98282


Sheldon Ohringer                                               100,000(5)               0.35%(5)
304 Castle Pines Dr South, Castle Rock, CO 80104

All executive officers and directors as Group (7 persons)   11,020,913(3)(5)           38.59%(3)(5)

(1) Ownership totals and percentages are computed based on the actual number of shares of Company common stock issued and outstanding (17,856,000) plus (a) 10,000,000 additional shares to be issued on February 28, 2002 in exchange for 10,000 shares of the Company's $.001 par value preferred stock currently held of record by Mr. Grewell and (b) the exercise by the executive officers and directors of options for 700,000 shares of common stock pursuant to the Company's Incentive Stock Option Plan. The totals and percentages do not include options for 1,147,500 shares of common stock granted to non-executive employees of the Company under the Company's Incentive Stock Option Plan, 79,000 of which were exercisable at September 30, 2001. The totals and percentages also include options granted by Mr. Grewell.

(2) Includes 10,000,000 shares of common stock to be issued on February 28, 2002 in exchange for 10,000 shares of preferred stock held of record by Mr. Grewell and 100,000 shares of common stock to be issued upon exercise of options.

(3) Assumes exercise of all options granted by Mr. Grewell, 14,882,437 shares total, all of which, subject to vesting requirements are exercisable immediately.

(4) Subject to vesting, call option exercisable February 2, 2000 and expires March 4, 2008.

(5)  Assumes exercise of outstanding options.

Other than Alex Resh, an employee of the Company who has options from Mr. Grewell with respect to 1,734,450 shares of common stock (6.07%) of the Company, if exercised, and Alex Legaspi and Ken So (former employees of ISES Canada) who each have options from Mr. Grewell for 1,547,950 shares of common stock (5.42%) of the Company, if exercised, management of the Company is not aware of any person or entity beneficially owning in excess of five percent (5%) of the Company's common stock.

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

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  The following are the exhibits to this annual report.

  Exhibit No.  Description of Exhibit
  ---------    ----------------------
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

    10.19 In-Flight Entertainment Software License Agreement for British Airways dated as of April 16, 2001 (Incorporated by reference to the Company's 10-QSB for the period ended June 30, 2001)

   *10.20 In-Flight Entertainment Software License Agreement for Quantas Airways dated as of May 1, 2001

   *10.21 Master Consulting Agreement effective as of August 1, 2001 as amended effective as of August 1, 2001, together with related Work Plans, between SNAP2 Corporation and Microsoft Corporation

   *10.22 In-Flight Entertainment Software License Agreement for TAM Linhas Aereas S.A. dated as of August 30, 2001

     *    Filed herewith

(b)  Reports on Form 8-K

     On September 21, 2001, the Company filed a Current Report on Form 8-K with respect to an event which occurred on September 6, 2001. On September 6, 2001, the Company had entered into an Asset Purchase Agreement with Inflight Digital Ltd., a company incorporated under the laws of England and Wales. The Agreement provided for the purchase by and license to the Buyer of the IFE assets of the Company.

     The terrorist' attacks on September 11, 2001 in the United States, however, rendered the parties unable to consummate the transaction contemplated by that Agreement.

     Subsequently, the parties entered into an Amended and Substituted Asset Purchase Agreement on November 26, 2001 and an Amendment to Current Report on Form 8-K reflecting the revised transaction was filed with the Securities and Exchange Commission on December 10, 2001.

     The Form 8-K (and the Amendment No. 1 to Form 8-K) included a copy of the relevant acquisition agreement together with certain pro forma financial information reflecting the effect on the Company of the disposition of the IFE assets.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SNAP2 CORPORATION


Date:    January 14, 2002                      By: /S/ Dean R. Grewell, III
                                              ---------------------------------
                                               Dean R. Grewell, III,  President