Form 10QSB
period 2001-12-31
SNAP2 CORP
filed 2002-02-14
CIK 1079287

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X] Quarterly  Report Under  Section 13 or 15(d) of  Securities  Exchange Act of
     1934

[ ] Transition Report Under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to______________

                       For Period ended December 31, 2001
                         Commission File Number 0-26839

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

PART I    FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

SNAP2 Corporation
 Balance Sheets
 December 31, 2001 and September 30, 2001

                                                                                     (Unaudited)
                                                                                     December 31,        September 30,
                                                                                         2001                 2001
                                                                                 -------------------  -------------------
Assets
Cash                                                                                 $      --            $    10,792
Accounts receivable                                                                      215,463              143,794
                                                                                     -----------          -----------
         Total current assets                                                            215,463              154,586

Equipment, net of accumulated depreciation                                                52,887               55,580

Other assets                                                                                 300                  300
                                                                                     -----------          -----------
            Total assets                                                             $   268,650          $   210,466
                                                                                     ===========          ===========

Liabilities and Stockholders' Deficit
Outstanding checks in excess of bank balance                                         $    59,781          $      --
Line of credit                                                                           200,000              200,000
Current portion of long-term debt                                                         66,000               66,000
Accounts payable                                                                         107,464              205,312
Accrued payroll and related liabilities                                                  250,455              310,358
Accrued royalty                                                                           15,000               12,750
Accrued interest payable                                                                  15,312               14,209
Deferred income                                                                             --                 46,809
                                                                                     -----------          -----------
         Total current liabilities                                                       714,012              855,438

Long-term debt                                                                           158,615              158,615
                                                                                     -----------          -----------
         Total liabilities                                                               872,627            1,014,053

Stockholders' deficit:
     Common stock - $0.001 par value; 50,000,000 shares
     authorized; 17,856,000 shares issued and outstanding                                 17,856               17,856

     Convertible preferred stock - $0.001 par value; 20,000,000 shares authorized; 10,000 shares issued and outstanding. Shares convert to common stock at a ratio of 1,000 shares of common for each share of convertible
     preferred stock on February 28, 2002.                                                    10                   10
     Additional paid-in capital                                                        1,417,528            1,417,528
     Accumulated deficit                                                              (1,996,653)          (2,192,581)
     Unearned compensation                                                               (42,718)             (46,400)
                                                                                     -----------          -----------
         Total stockholders' deficit                                                    (603,977)            (803,587)
                                                                                     -----------          -----------
            Total liabilities and stockholders' deficit                              $   268,650          $   210,466
                                                                                     ===========          ===========

SNAP2 Corporation
Statements of Operations (Unaudited)
For the Three Months Ended December 31, 2001 and 2000

                                                      2001            2000
                                                  ------------    ------------
Revenue
    License fees                                  $     93,184    $     33,200
    Consulting                                         378,418         205,069
    Maintenance                                          4,375          14,359
                                                  ------------    ------------
      Total revenue                                    475,977         252,628

Cost of Revenue                                        237,298         103,208
                                                  ------------    ------------
Gross Profit                                           238,679         149,420

Operating Expenses
    Research and development                           114,925         261,816
    Sales and marketing                                 57,162         145,156
    General and administrative                         163,455         158,950
                                                  ------------    ------------
      Total operating expenses                         335,542         565,922
                                                  ------------    ------------
        Loss from operations                           (96,863)       (416,502)
    Interest expense                                    (7,209)         (6,897)
    Gain on sale and license of IFE assets             300,000             --
                                                  ------------    ------------
        Net income (loss)                         $    195,928    $   (423,399)
                                                  ============    ============

Net income (loss) per share -
    Basic                                         $       0.01    $      (0.02)
                                                  ============    ============
    Diluted                                       $       0.01    $      (0.02)
                                                  ============    ============

Weighted average shares outstanding -
    Basic                                           17,856,000      17,856,000
                                                  ============    ============
    Diluted                                         27,856,000      17,856,000
                                                  ============    ============

SNAP2 Corporation
 Statements of Cash Flows (Unaudited)
 For the Three Months Ended December 31, 2001 and    2000

                                                                 2001        2000
                                                             ----------   ----------
 Cash flows from operating activities
      Net income  (loss)                                     $ 195,928    $(423,399)
      Adjustments to reconcile net loss to net cash
        used by operating activities:
          Depreciation                                           4,556        5,779
          Amortization of unearned compensation                  3,682           --
          Deferred income
                                                               (46,809)      15,641
          Changes in:
             Accounts receivable                               (71,669)       1,226
             Accounts payable and accrued expenses            (154,397)     139,550
                                                             ---------    ---------
             Net cash used in operating activities             (68,709)    (261,203)

 Cash flows from investing activities
      Purchases of equipment                                    (1,864)      (1,485)
      Other assets                                                  --        1,385
                                                             ---------    ---------
             Net cash used in investing activities              (1,864)        (100)

 Cash flows from financing activities
      Checks written in excess of bank balance                  59,781           --
      Proceeds from line of credit                                  --      141,000
      Additional paid-in capital from investors                     --      143,750
                                                             ---------    ---------
             Net cash provided by financing activities          59,781      284,750
                                                             ---------    ---------

 (Decrease) increase in cash                                   (10,792)      23,447

 Cash at beginning of period                                    10,792       18,956
                                                             ---------    ---------

 Cash at end of period                                       $      --    $  42,403
                                                             =========    =========

 Supplemental disclosure:
     Cash paid for interest                                  $   1,530    $      --
                                                             =========    =========

                                SNAP2 Corporation
                          Notes to Financial Statements
              For the Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     These unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, operations and cash flows in accordance with accounting principles accepted in the United States of America. However, in the opinion of management, all adjustments for a fair presentation of the financial statements have been included. Results for interim periods are not necessarily indicative of results expected for the year.

     These financial statements should be read in conjunction with the financial statements and related notes, which are incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.

2.   EARNINGS PER SHARE

     Basic earnings per share are computed based on the weighted-average common shares outstanding during the period.

     Diluted earnings per share are computed by considering the weighted-average common shares outstanding (plus shares committed to be issued) and dilutive potential common shares as a result of conversion features of convertible preferred stock and outstanding stock options. The effect of convertible preferred stock and outstanding stock options were not used in the calculation of diluted earnings per share for the three month periods ended December 31, 2001 and 2000, as they were anti-dilutive during those periods.

3.   STOCK OPTIONS

     During the three months ended December 31, 2001, the Company issued employee stock options for 50,000 shares of common stock. The options will be exercisable in conformity with a stock option plan that was approved by the Board of Directors and a majority of the shareholders of the Company on March 15, 2000. Stock options are generally granted at fair value and vest over a four-year period. The plan is more restrictive for any options granted to shareholders owning in excess of ten percent of outstanding common stock. No options were exercised during the period. The Company has outstanding options for 1,897,500 shares of common stock at December 31, 2001.

4.   LINE OF CREDIT AND LONG-TERM DEBT

     On June 20, 1999, the Company entered into a promissory note with a related party of the Company's president whereby $135,000 was borrowed by the Company. The note bears an interest rate of 9% per annum on the unpaid principal balance. Under the terms of the note, principal payments of $10,385 along with interest are due in quarterly installments beginning July 1, 2001. The Company has not paid the $20,770 due under this note, as well as the accrued interest, since July 1, 2000. Principal payments have not been accelerated under this note by the noteholder.

     On August 17, 1999 the Company entered an agreement with the Iowa Department of Economic Development (IDED) whereby the Company would receive $100,000 of financial assistance under the Community Economic Betterment Account (CEBA). Under the terms of the agreement, the Company shall pay an annual royalty equal to 1.5% of the prior year total gross revenues to IDED in semi-annual payments each June 1 and December 1, until a repayment amount of $200,000 has been reached. $24,462 was due under this agreement at December 31, 2001.

     The Company has a $200,000 line of credit with a bank bearing interest at the bank's commercial base rate. This line is guaranteed by a director/officer of the Company. Funds advanced are secured by the Company's accounts receivable and equipment. At December 31, 2001, $200,000 was outstanding under the agreement. The line of credit matured November 10, 2001 at which time the Company was unable to repay the amounts due. The line was renewed on January 29, 2002 through February 10, 2003.

5.   GAIN ON SALE AND LICENSE OF IFE ASSETS

     On November 26, 2001 the Company entered into an Amended and Substituted Asset Purchase Agreement ("Agreement") with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded an earlier Asset Purchase Agreement between the parties dated September 6, 2001. Pursuant to the Agreement, the Company agreed to sell to the Buyer all of Company's IFE assets. The IFE assets include all of the Company's rights and obligations under its contracts with airline operators for the licensing of IFE products and services, the Company's rights and obligations under license and distribution agreements relating to its IFE business, Company's files, books and records relating to its IFE assets and other tangible property and physical assets used by the Company solely in connection with IFE business. The Company also granted Buyer a perpetual, royalty free, exclusive worldwide license for IFE business. Terms include a total purchase price for the sale and license of the IFE assets of $300,000 plus (i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three (3) years after the closing; (ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent (50%) of the revenues received from Air France during the three (3) years after closing. In November 2001, the Company received $300,000 as a result of this transaction, which was recorded as a gain on sale. Additional amounts to be received will be recorded as license fees. The Company's fees related to this Agreement for the quarters ended December, 2001 and 2000 were $85,834 and $33,200, respectively. Had the transaction occurred at the beginning of the quarters ended September 30, 2001 and 2000, license fee revenues would have approximated $50,000 and $16,000, respectively. The Company's operating expenses will not be reduced as a result of this transaction.

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

Overview

SNAP2 Corporation (f/k/a White Rock Enterprises, Ltd.) (the "Company") is a software product developer and software service provider for interactive set-top boxes (STB) for interactive television. The Company was incorporated on October 8, 1998 under the laws of the State of Nevada originally for the purpose of developing and marketing its only product, a boot dryer that dries both boots and shoes for commercial and consumer use. Effective February 28, 2000 the Company merged with ISES Corporation (an Iowa corporation originally incorporated on May 14, 1997) ("ISES") with the Company being the survivor. In connection with the merger, the Company disposed of its boot dryer product to the original owner. The Company's name was subsequently changed to SNAP2 Corporation pursuant to Articles of Amendment filed July 12, 2000.

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

     o Research and development strategies to productize its intellectual property assets for interactive television.

     o Contracting with interactive television suppliers to support promotional efforts of their related products.

     o Expanding its engineering, sales and marketing staff to address the STB and IFE markets.

     o The Company is registered with the SEC as SNAP2 Corporation and is traded on the over-the-counter bulletin board: OTCBB:SSNP.

On November 26, 2001 the Company entered into an Amended and Substituted Asset Purchase Agreement ("Agreement") with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded an earlier Asset Purchase Agreement between the parties dated September 6, 2001. Pursuant to the Agreement, the Company agreed to sell to the Buyer all of the Company's IFE assets. The IFE assets include all of the Company's rights and obligations under its contracts with airline operators for the provision of IFE products and services, the Company's rights and obligations under license and distribution agreements relating to its IFE business, the Company's files, books and records relating to its IFE assets and other tangible property and physical assets used by the Company solely in connection with IFE business. The Company also granted Buyer a perpetual, royalty free, exclusive worldwide license to use, for IFE business, only, the Company's intangible properties and rights relating to its IFE business. The transaction is described in the Company's Current Report on Amendment No. 1 to Form 8-K which was filed with the Securities and Exchange Commission on December 10, 2001.

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

Management. The Company's management positions are now held by:

     Rick Grewell (43) -- President and CEO

     Antony Hoffman (40) -- Vice President of Research and Development

     Mark Malinak (40) -- Vice President of Sales

The Company's directors are Messrs. Grewell, Steve Johnson (41), Hoffman, Malinak, Stephen Dukes (47) and Mike Hennel (42).

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

Revenues. Through December 31, 2001, the Company's revenues were derived from software and engineering consulting services provided to interactive television equipment manufacturers and technology providers, and license fees of its SNAP2 Travel Kit Games for the IFE market. Consulting services are recognized using the invoice amount for labor hours as services are performed. Consulting services are typically performed under contracts of up to six months in duration and are renewable. The Company's IFE revenues were comprised of two types: (i) license fees from airlines for Airsoft Travel Kit Game products previously sold; and (ii) OEM initial product sales to IFE equipment manufacturers for SNAP2 Travel Kit Game products. License fees are recognized as revenue upon contract signing and shipment of the software master copy or download of software by the customers since the Company does not incur significant additional support costs at the time of sale. Maintenance fees from the Company's software products are recognized (based on software license fee at time of license commencement or renewal) ratably over the term of the maintenance contract, which is typically one year in duration.

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

Research and Development. Primarily consists of payroll and related costs (salaries, payroll taxes, employee health insurance and employer 401(k) contributions) of engineering and software development staff, as well as, amounts paid to independent development consultants, to develop software and graphic arts owned and utilized by the Company. During the three months ended December 31, 2001, the Company increased the amount of time its product development staff was utilized on consulting engagements. The Company expects to continue using a significant amount of its development staff on consulting projects during the next year as it strives to achieve more revenues and IFE development requirements will be reduced due to the sale of the IFE assets.

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

Results of Operations

Since inception, the Company has been engaged primarily in the business of developing and licensing software products and providing engineering and software and software consulting services. In an effort to increase revenues as the Company attempts to reduce its operating losses, the Company has increased the amount of consulting services it performs and has utilized more of its product development personnel to perform these services. During the three months ended December 31, 2001 the Company was not able to meet its obligations to make payroll on several occasions and has delayed paying vendors. In an effort to improve its liquidity, the Company has increased its consulting activities and sold its IFE assets on November 26, 2001. The Company used the initial proceeds from this transaction to become current on its payroll obligations and become more current on its vendor obligations. See additional comments in "Liquidity and Capital Resources". Accordingly, historical results of operations are not indicative of and should not be relied upon as an indicator of future performance.

Three Months Ended December 31, 2001 and 2000

Revenues

Total revenues increased 88% to $476,000 for the quarter ended December 31, 2001, compared to $253,000 for the quarter ended December 31, 2000. The increase was related primarily to an increase in software and engineering consulting services. Consulting services represented 80% and 81% of revenues for the quarters ended December 31, 2001 and 2000, respectively. During the quarter ended December 31, 2001, transactions with Rockwell, Microsoft and Delta accounted for 44%, 35% and 12%, respectively, of the Company's total revenues.

Cost of Revenue

Cost of revenue increased 130% to $237,000 for the quarter ended December 31, 2001, compared to $103,000 for the quarter ended December 31, 2000. The increase was related to more work performed on consulting projects.

Gross Profit

Gross profit decreased as a percentage of revenue to 50% for the quarter ended December 31, 2001, compared to 59% for the quarter ended December 31, 2000. This decrease is mainly due to the Company's continued refinement of its allocation methods to consulting projects as well as some new fixed contracts entered into during the quarter.

Research and Development

Research and development expense decreased 56% to $115,000 for the quarter ended December 31, 2001, compared to $262,000 for the quarter ended December 31, 2000. The decrease was related to the Company's continued focus on consulting services and the decrease in the number of employees working on product development.

Sales and Marketing

Sales and marketing expense decreased 61% to $57,000 for the quarter ended December 31, 2001, compared to $145,000 for the quarter ended December 31, 2000. The decrease was related to the reduction of sales and marketing staff and expenditures in an effort to streamline the Company's marketing efforts and reduce expenses.

General and Administrative

General and administrative expense increased 3% to $163,000 for the quarter ended December 31, 2001, compared to $159,000 for the quarter ended December 31, 2000. This small increase was due to costs and expenses needed to support the Company's ongoing operations.

Interest Expense

Interest expense was approximately the same amount of $7,000 for the quarters ended December 31, 2001 and 2000.

Gain on Sale and License of IFE Assets

Gain on sale and license of IFE assets represents the initial $300,000 payment under the terms of the agreement. Additional amounts to be received will be recorded as license revenue.

Liquidity and Capital Resources

Since its inception, the Company has experienced losses from operations and negative cash flows. At December 31, 2001, the Company had an accumulated deficit of $1,997,000 and a stockholders' deficit of $604,000. The Company has not been able to pay its obligations as they became due. During the three months ended December 31, 2001, the Company was not able to meet its obligations to make payroll on several occasions and has delayed paying vendors.

At its inception on February 28, 2000, (the date of filing of a Certificate of Merger with the Nevada Secretary of State), the Company merged with ISES Corporation with the Company as the surviving corporation. The merger was arranged for the Company by Investment Capital Corporation and Pursuit Capital LLC, venture capital firms located in Scottsdale, Arizona in accordance with understandings these entities reached with ISES Corporation to raise capital in private transactions. According to their agreement, these entities were to raise $2,000,000 to fund the Company's post-merger research and development, marketing and overall expansion. Pursuant to and in consideration of this arrangement and the identification of the potential merger as an investment opportunity, the Company issued 2,200,000 shares of its $.001 par value per share common stock to these entities and/or their designees. During the fiscal quarter ended March 31, 2000 these entities conducted a private placement on behalf of the Company and raised $760,000, the proceeds of which have been given to the Company. For these funds, the Company issued an additional 760,000 shares of its $.001 per share common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $615,650 was received through December 31, 2001, leaving a balance of $1,384,350 to be provided by these entities. None of such shares of common stock was or will be registered under the Securities Act of 1933, as amended. Management believes that it is unlikely that these entities will provide any additional capital to the Company and is in the process of attempting to recover as many of such shares as possible. As of December 31, 2001, 1,097,000 shares have been surrendered by those entities in lieu of additional capital contributions. The Company has not taken action to either establish these shares as treasury stock or to cancel them and return them to authorized but unissued shares. Accordingly, the shares are outstanding in the names of the original owners on the Company's stock records. The Company plans to cancel these shares and return them to authorized but unissued shares.

As a result of the unfunded commitment, the Company entered into a $200,000 line of credit with a bank on November 10, 2000, which is guaranteed by a stockholder. The Company renewed this line of credit on January 29, 2002 through February 10, 2003.

Due to continued losses from operations during the three months ended December 31, 2001, the Company was not able to meet it obligations to make payroll on several occasions and has delayed paying vendors. In an effort to improve its liquidity, the Company has increased its consulting activities, reduced its work force by three employees and sold its IFE assets.

On November 26, 2001 the Company entered into an Amended and Substituted Asset Purchase Agreement with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded a previous agreement between the parties dated September 6, 2001. The Company used the initial proceeds from this transaction to become current on its payroll obligations and become more current on its vendor obligations. Terms of the IFE sale include a total purchase price for the sale and license of the IFE assets of $300,000 plus
(i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three (3) years after the closing; (ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent (50%) of the revenues received from Air France during the three
(3) years after closing.

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

Additional Funding Needed

The Company needs additional funding to pay its obligations as they come due, further develop or enhance its products, and take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

The Company's original financing plans were to obtain funding of approximately $2,000,000 as a result of the merger with ISES Corporation on February 28, 2000. Only $615,650 of funding was received. As a result of the unfunded commitment, the Company entered into a $200,000 line of credit with a bank, which is guaranteed by a stockholder, and entered in other debt arrangements of approximately $235,000. Also, the Company delayed paying vendors and employees.

On November 26, 2001 the Company entered into an Amended and Substituted Asset Purchase Agreement ("Agreement") with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded an earlier Asset Purchase Agreement between the parties dated September 6, 2001. Pursuant to the Agreement, the Company agreed to sell to the Buyer all of Company's IFE assets. The IFE assets include all of the Company's rights and obligations under its contracts with airline operators for the licensing of IFE products and services, the Company's rights and obligations under license and distribution agreements relating to its IFE business, Company's files, books and records relating to its IFE assets and other tangible property and physical assets used by the Company solely in connection with IFE business. The Company also granted Buyer a perpetual, royalty free, exclusive worldwide license for IFE business. Terms include a total purchase price for the sale and license of the IFE assets of $300,000 plus (i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three (3) years after the closing; (ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent (50%) of the revenues received from Air France during the three
(3) years after closing. In November 2001, the Company received $300,000 as a result of this transaction, which was recorded as a gain on sale. Additional amounts to be received will be recorded as license fees. The Company's fees related to this Agreement for the quarters ended December, 2001 and 2000 were $85,834 and $33,200, respectively. Had the transaction occurred at the beginning of the quarters ended September 30, 2001 and 2000, license fee revenues would have approximated $50,000 and $16,000, respectively. The Company's operating expenses will not be reduced as a result of this transaction.

The Company Expects to Incur Operating and Net Losses

The Company has a limited operating history, has incurred significant losses in the past year and, at December 31, 2001, had an accumulated deficit of $1,997,000 and a stockholders' deficit of $604,000. To date, the Company has recognized growing revenue, however; its ability to generate revenue is subject to substantial uncertainty and it has been unable to generate profitable operations. The Company expects to incur significant sales and marketing, research and development and general and administrative expenses. The Company will need to generate significant revenues to achieve profitability and positive operating cash flows and there are no assurances this revenue level can be obtained. Even if profitability and positive operating cash flow are achieved, the Company may not be able to achieve, sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

Dependence on Key Customers

The Company's revenue is dependent on consulting services performed for 3 key customers. For the three months ended December 31, 2001, 91 % of the Company's revenue was generated from three customers. Due to the sale of the IFE assets, the Company will become more dependent on these customers.

The Company's Limited Operating History and the Emerging Market for Interactive Television Make Its Future Financial Results Unpredictable

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

The Company's Business is Dependent Upon the Successful Deployment of Digital Set Top Boxes for Interactive Television Targeted by the Company

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

The  Company  Faces  Competition  from  Companies  with  Significantly   Greater
Financial, Marketing, and Technical Resources

The market for interactive television systems is competitive. Companies that offer competing software applications and services for interactive television include Liberate, Intellocity, Microsoft, AOL and others. These entities each have a larger customer base, a greater number of applications, and greater brand recognition, market presence and financial, marketing and distribution resources than the Company. As a result, the Company will have difficulty increasing the number of design "wins" for its products and services.

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

     o    changing customer requirements for new products and features; and

     o    multiple, competing, and evolving industry standards

The introduction of the software applications targeting interactive television containing new technologies and the emergence of new industry standards could render the Company's products less desirable or obsolete. In particular, the Company expects that changes in the operating system environment including client and server middleware will require it to rapidly evolve and adapt its products to be competitive. As a result, the life cycle of each release of the Company's products is difficult to estimate. To be competitive, the Company will need to develop and release new products and upgrades that respond to technological changes or evolving industry standards on a timely and cost-effective basis. There can be no assurance that the Company will successfully develop and market these types of products and upgrades or that the Company's products will achieve market acceptance. If the Company fails to produce technologically competitive products in a timely and cost-effective manner, its business and results of operations could suffer materially.

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

An additional 2,200,000 shares of common stock were issued to various designees of Investment Capital Corporation and Pursuit Capital, LLC in connection with the merger, in exchange for the commitment of these entities to raise $2,000,000 to fund working capital needs and general corporate purposes, including, but not limited to, expansion of sales and marketing efforts, research and development activities, licensing of new technology and payment of additional legal and accounting services occasioned by the merger of the Company and ISES. These entities conducted a private placement of the Company's $.001 par value common stock during the fiscal quarter ended March 31, 2000 and raised $760,000, in consideration of which the Company issued an additional 760,000 shares of its common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $615,650 was received through December 31, 2001 leaving a balance of $1,384,350 to be provided by these entities. None of such shares of common stock or preferred stock was or will be registered under the Securities Act of 1933, as amended. The funds received have been used for working capital. Management believes that it is unlikely that these entities will provide any additional capital to the Company and is in the process of attempting to recover as many of such shares as possible. As of December 31, 2001, 1,097,000 shares have been surrendered by those entities in lieu of additional capital contributions. The Company has not taken action to either establish these shares as treasury stock or to cancel them and return them to authorized but unissued shares. Accordingly, the shares are outstanding in the names of the original owners on the Company's stock records. The Company plans to cancel these shares and return them to authorized but unissued shares.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

The Company has a $200,000 line of credit with a bank, which matured on November 10, 2001 at which time the Company was unable to repay the amounts due thereunder. The line was renewed on January 29, 2002.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:   OTHER INFORMATION

The Company does not believe there is any information to report under this item.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits:

                     2 Amended and Restated Asset Purchase Agreement dated November 26, 2001 by and among Company and ISES Canada (a wholly-owned subsidiary of Company), as Sellers and Inflight Digital Entertainment Ltd. as Buyer (Incorporated by reference to the Company's Form 8-K/A filed on December 10, 2001 with respect to an event which occurred November 26, 2001)

                     3.1 Articles of Incorporation, as amended (Incorporated by reference to the Company's 10-KSB for the fiscal year ended September 30, 2000)

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

                     10.13 In-Flight Entertainment Software License Agreement for Delta Air Lines, Inc. dated as of April 26, 2000 (Incorporated by reference to the Company's 10-QSB for the period ended June 30, 2000)

                     10.15 In-Flight Entertainment Software License Agreement by AOM dated as of April 27, 2000 (Incorporated by reference to the Company's 10-QSB for the period ended June 30, 2000)

                     10.16 In-Flight Entertainment Software License Agreement by LanChile dated as of October 6, 2000 (Incorporated by reference to the Company's 10-QSB for the period ended December 31, 2000)

                     10.17 Software Services Agreement dated as of October 24, 2000 between Microsoft and SNAP2 (Incorporated by reference to the Company's 10-QSB for the period ended December 31, 2000)

                     10.18 In-Flight Entertainment Software License Agreement for Aer Lingus dated as of October 30, 2000 (Incorporated by reference to the Company's 10-QSB for the period ended December 31, 2000)

                     10.19 In-Flight Entertainment Software License Agreement for British Airways dated as of April 16, 2001 (Incorporated by reference to the Company's 10-QSB for the period ended June 30, 2001)

                     10.20 In-Flight Entertainment Software License Agreement for Qantas Airways dated as of May 1, 2001 (Incorporated by reference to the Company's 10-KSB for the fiscal year ended September 30, 2001)

                     10.21 Master Consulting Agreement effective as of August 1, 2001 as amended effective as of August 1, 2001, together with related Work Plans, between SNAP2 Corporation and Microsoft Corporation (Incorporated by reference to the Company's 10-KSB for the fiscal year ended September 30, 2001)

                     10.22 In-Flight Entertainment Software License Agreement for TAM Linhas Aereas S.A. dated as of August 30, 2001 (Incorporated by reference to the Company's 10-KSB for the fiscal year ended September 30, 2001)

                     *10.23 Support Services Agreement No. 4500601442 with
                            Rockwell Collins dated November 2, 2001 together with related Statement of Work

                     *10.24 Support Services Agreement No. 4500601445 with
                            Rockwell Collins, dated November 7, 2001 together with related Statement of Work

                     *10.25 Support Services Agreement No. 4500549310 with
                            Rockwell Collins dated December 6, 2001 together with related Statement of Work

                     *Filed herewith

              (b)    Report on Form 8-K:

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


                                        SNAP2 CORPORATION


Date: February 14, 2002                By: /s/ Dean R. Grewell
                                           -------------------------------
                                           Dean R. Grewell, III, President