Form 10QSB
period 2002-03-31
SNAP2 CORP
filed 2002-05-20
CIK 1079287

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark one)

|X|   Quarterly Report Under Section 13 or 15(d) of Securities Exchange Act of
      1934

|_| Transition Report Under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _______________

                         For Period ended March 31, 2002
                         Commission File Number 0-26839

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of March 31, 2002, the registrant had 27,856,000 shares of common stock, $.001 par value, issued and outstanding. At February 28, 2002 10,000 shares of convertible preferred stock was converted into 10,000,000 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I   FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

SNAP2 Corporation
Balance Sheets

March 31, 2002 and September 30, 2001                                     (Unaudited)
                                                                            March 31,     September 30,
                                                                               2002           2001
                                                                           -----------    -----------
Assets
Cash                                                                       $   115,269    $    10,792
Accounts receivable                                                            213,126        143,794
                                                                           -----------    -----------
         Total current assets                                                  328,395        154,586

Equipment, net of accumulated depreciation                                      47,395         55,580

Other assets                                                                       300            300
                                                                           -----------    -----------

            Total assets                                                   $   376,090    $   210,466
                                                                           ===========    ===========

Liabilities and Stockholders' Deficit
Line of credit                                                             $   200,000    $   200,000
Current portion of long-term debt                                              111,000         66,000
Accounts payable                                                               175,144        205,312
Accrued payroll and related liabilities                                        261,996        310,358
Accrued royalty                                                                 17,250         12,750
Accrued interest payable                                                        19,115         14,209
Deferred income                                                                 19,375         46,809
                                                                           -----------    -----------
         Total current liabilities                                             803,880        855,438

Long-term debt                                                                 113,615        158,615
                                                                           -----------    -----------
         Total liabilities                                                     917,495      1,014,053

Stockholders' deficit:
     Common stock - $0.001 par value; 50,000,000 shares
     authorized; 27,856,000 and 17,856,000 shares issued and outstanding
     at March 31, 2002 and September 30, 2001, respectively                     27,856         17,856

     Convertible preferred stock - $0.001 par value; 20,000,000 shares authorized; 0 and 10,000 shares issued and outstanding
     at March 31, 2002 and September 30, 2001, respectively                         --             10
     Additional paid-in capital                                              1,431,018      1,417,528
     Accumulated deficit                                                    (1,937,602)    (2,192,581)
     Unearned compensation                                                     (62,677)       (46,400)
                                                                           -----------    -----------
         Total stockholders' deficit                                          (541,405)      (803,587)
                                                                           -----------    -----------
            Total liabilities and stockholders' deficit                    $   376,090    $   210,466
                                                                           ===========    ===========

SNAP2 Corporation
Statements of Operations (Unaudited)
For the Three and Six Months Ended
March 31, 2002 and 2001

                                                Three Months Ended                Six Months Ended
                                                      March 31,                       March 31,
                                             -------------------------------------------------------------
                                                 2002            2001            2002            2001
                                             -------------------------------------------------------------
Revenue
    License fees                             $     97,143    $    223,635    $    190,327    $    256,835
    Consulting                                    543,086         398,354         921,504         603,423
    Maintenance                                    11,875          14,359          16,250          28,718
                                             -------------------------------------------------------------
      Total revenue                               652,104         636,348       1,128,081         888,976

Cost of Revenue                                   307,488         181,533         544,786         284,741
                                             -------------------------------------------------------------
Gross Profit                                      344,616         454,815         583,295         604,235

Expenses
    Research and development                       62,930         198,486         177,855         460,302
    Sales and marketing                            60,293         174,206         117,455         319,362
    General and administrative                    152,194         180,280         315,649         339,230
                                             -------------------------------------------------------------
      Total operating expenses                    275,417         552,972         610,959       1,118,894
                                             -------------------------------------------------------------
        Loss from operations                       69,199         (98,157)        (27,664)       (514,659)
    Interest expense                              (10,148)         (9,733)        (17,357)        (16,630)
    Gain on sale and license of IFE assets             --              --         300,000              --
                                             -------------------------------------------------------------
        Net income (loss)                    $     59,051    $   (107,890)   $    254,979    $   (531,289)
                                             ============    ============    ============    ============
Net income (loss) per share -
    Basic                                    $       0.00    $      (0.01)   $       0.01    $      (0.03)
                                             ============    ============    ============    ============
    Diluted                                  $       0.00    $      (0.01)   $       0.01    $      (0.03)
                                             ============    ============    ============    ============

Weighted average shares outstanding -
    Basic                                      21,411,556      17,856,000      19,614,242      17,856,000
                                             ============    ============    ============    ============
    Diluted                                    27,856,000      17,856,000      27,856,000      17,856,000
                                             ============    ============    ============    ============

SNAP2 Corporation
Statements of Cash Flows (Unaudited)
For the Six Months Ended
March 31, 2002 and 2001

                                                                     2002         2001
                                                                  ---------    ---------
Cash flows from operating activities
     Net income (loss)                                            $ 254,979    $(531,289)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation                                                11,263       11,895
         Amortization of unearned compensation                        7,204           --
         Deferred income                                            (27,434)      18,782
         Changes in:
            Accounts receivable                                     (69,332)     (91,450)
            Accounts payable and accrued expenses                   (69,124)     278,871
                                                                  ---------    ---------
            Net cash provided by (used in) operating activities     107,556     (313,191)

Cash flows from investing activities
     Purchases of equipment                                          (3,079)      (2,536)
     Other assets                                                        --        1,385
                                                                  ---------    ---------
            Net cash used in investing activities                    (3,079)      (1,151)

Cash flows from financing activities
     Proceeds from line of credit                                        --      200,000
     Additional paid-in capital from investors                           --      143,750
                                                                  ---------    ---------
            Net cash provided by financing activities                    --      343,750
                                                                  ---------    ---------

Increase in cash                                                    104,477       29,408

Cash at beginning of period                                          10,792       18,956
                                                                  ---------    ---------

Cash at end of period                                             $ 115,269    $  48,364
                                                                  =========    =========

Supplemental disclosure:
    Cash paid for interest                                        $   7,951    $   4,776
                                                                  =========    =========

                                SNAP2 Corporation
                          Notes to Financial Statements
           For the Three and Six Months Ended March 31, 2002 and 2001
                                   (Unaudited)

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

3.    EARNINGS PER SHARE

      Basic earnings per share are computed based on the weighted-average common shares outstanding during the period.

      Diluted earnings per share are computed by considering the weighted-average common shares outstanding (plus shares committed to be issued) and dilutive potential common shares as a result of outstanding stock options. The effect of previously convertible preferred stock and outstanding stock options were not used in the calculation of diluted earnings per share for the three and six month periods ended March 31, 2001, as they were anti-dilutive during this period.

4.    STOCK OPTIONS

      On March 29, 2002, the Company re-priced 1,612,500 employee stock options at .272 per share. These options were issued below fair value and $13,400 was recorded as unearned compensation. These options will be exercisable at 75% at March 29, 2003 and 25% at March 29, 2004. These options are subject to variable pricing accounting rules which will result in increased compensation expense as the Company's stock price increases.

      On March 31, 2002, the Company issued employee stock options for 1,260,000 shares of common stock at .272 per share which was below fair value and $10,080 was recorded as unearned compensation. The options will be exercisable in conformity with a stock option plan that was approved by the Board of Directors and a majority of the shareholders of the Company on March 15, 2000. Stock options are generally granted at fair value and vest over a four-year period. The plan is more restrictive for any options granted to shareholders owning in excess of ten percent of outstanding common stock. No options were exercised during the period. The Company has outstanding options for 3,157,500 shares of common stock at March 31, 2002.

5.    LINE OF CREDIT AND LONG-TERM DEBT

      On June 20, 1999, the Company entered into a promissory note with a related party of the Company's president whereby $135,000 was borrowed by the Company. The note bears an interest rate of 9% per annum on the unpaid principal balance. Under the terms of the note, principal payments of $10,385 along with interest are due in quarterly installments beginning July 1, 2001. The Company has not paid the $31,155 due under this note, as well as the accrued interest, since October 1, 2000. Principal payments have not been accelerated under this note by the noteholder.

      On August 17, 1999 the Company entered an agreement with the Iowa Department of Economic Development (IDED) whereby the Company would receive $100,000 of financial assistance under the Community Economic Betterment Account (CEBA). Under the terms of the agreement, the Company shall pay an annual royalty equal to 1.5% of the prior year total gross revenues to IDED in semi-annual payments each June 1 and December 1, until a repayment amount of $200,000 has been reached. $11,060 was due under this agreement at March 31, 2002.

      The Company has a $200,000 line of credit with a bank bearing interest at the bank's commercial base rate. This line is guaranteed by a director/officer of the Company. Funds advanced are secured by the Company's accounts receivable and equipment. At March 31, 2002, $200,000 was outstanding under the agreement. The line of credit matured November 10, 2001 at which time the Company was unable to repay the amounts due. The line was renewed on January 29, 2002 through February 10, 2003.

6.    GAIN ON SALE AND LICENSE OF IFE ASSETS

      On November 26, 2001 the Company entered into an Amended and Substituted Asset Purchase Agreement ("Agreement") with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded an earlier Asset Purchase Agreement between the parties dated September 6, 2001. Pursuant to the Agreement, the Company agreed to sell to the Buyer all of Company's IFE assets. The IFE assets include all of the Company's rights and obligations under its contracts with airline operators for the licensing of IFE products and services, the Company's rights and obligations under license and distribution agreements relating to its IFE business, Company's files, books and records relating to its IFE assets and other tangible property and physical assets used by the Company solely in connection with IFE business. The Company also granted Buyer a perpetual, royalty free, exclusive worldwide license for IFE business. Terms include a total purchase price for the sale and license of the IFE assets of $300,000 plus (i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three
      (3) years after the closing; (ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer;
      (iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent

      (50%) of the revenues received from Air France during the three (3) years after closing. In November 2001, the Company received $300,000 as a result of this transaction, which was recorded as a gain on sale. Additional amounts to be received will be recorded as license fees. For the quarter ended March 31, 2002, $21,259 was billed to the Buyer and recorded as license fees. The Company recorded license fees related to this Agreement for the six months ended March 31, 2002 of $85,834. Air France subsequently extended its existing contractual arrangement and is increasing the number of aircraft utilizing inflight entertainment packages. However, Air France has also indicated its intention to terminate the existing contract and utilize the services and products of another vendor. Consequently, it is unlikely that the Company will receive substantial additional revenues resulting from this customer. The Company and the Buyer have subsequently agreed that the Company may retain proceeds from the Air France contract prior to its termination. For the quarter ended March 31, 2002, proceeds of $92,000 were received by the Company which were comprised of $60,750 of license fees, $11,875 of maintenance fees and $19,375 of deferred income that will be recognized as revenue in the quarter ended June 30, 2002.

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

      o Licensing and installing the Airsoft Travel Kit Games on international and domestic airlines with IFE equipped aircraft, and subsequently selling these assets.

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

Management. The Company's management positions are now held by:

      Rick Grewell (44) -- President and CEO

      Antony Hoffman (41) -- Vice President of Research and Development

      Mark Malinak (41) -- Vice President of Sales

The Company's directors are Messrs. Grewell, Hoffman, Malinak, Stephen Dukes
(48), Mike Hennel (43) and Sheldon Ohringer (45).

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

The Company will be focused on the development of products targeting the interactive television market. These products include tools, middleware and applications.

Consulting Services. The Company is staffed with software engineers experienced in software design and programming for emerging embedded computer systems and digital graphic artists experienced in graphical user interfaces and display for consumer electronic applications. The Company has provided embedded software services to Motorola, Microsoft, IBM and Panasonic for interactive television and Internet appliances. For IFE, the Company has provided services to Rockwell Collins and to the airlines that required graphics customization for their SNAP2 Travel Kit Games.

The Company emphasizes embedded software consulting services for revenue generation and strategic positioning of developing intellectual property for the interactive television, Internet appliance and embedded systems markets.

Revenue Recognition. Software license fees are recognized as revenue upon contract signing and shipment of the software master copy or download of software by the customer. Consulting revenues are derived primarily from custom contract engineering work and training and consulting services. Revenues from custom contract engineering work are recognized using the percentage of completion method. Revenues from training and consulting services are recognized as the services are rendered. Maintenance revenues are recognized ratably over the term of the related agreements.

Revenues. Through March 31, 2002, the Company's revenues were derived from software and engineering consulting services provided to interactive television equipment manufacturers and technology providers, and license fees of its SNAP2 Travel Kit Games for the IFE market. Consulting services are recognized using the invoice amount for labor hours as services are performed. Consulting services are typically performed under contracts of up to six months in duration and are renewable.

The Company's IFE revenues primarily relate to amounts received from the sale of the IFE assets, as described in the Amended and Substituted Asset Purchase Agreement.

Maintenance fees primarily resulted from the extension of the Air France contract as discussed in Note 6 to the financial statements.

The Company intends to derive the primary portion of its revenue through software engineering consulting services in the short term as it attempts to grow the licensing of its products. The Company intends to continue engaging in consulting services with original equipment manufacturers (OEMs), network operators and technology providers. The service engagements are strategic to the Company as it provides licensing opportunities for software product and product development.

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

Research and Development. Primarily consists of payroll and related costs (salaries, payroll taxes, employee health insurance and employer 401(k) contributions) of engineering and software development staff, as well as, amounts paid to independent development consultants, to develop software and graphic arts owned and utilized by the Company. During the three and six months ended March 31, 2002, the Company increased the amount of time its product development staff was utilized on consulting engagements. The Company expects to continue using a significant amount of its development staff on consulting projects during the next year as it strives to achieve more revenues.

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

Results of Operations

Since inception, the Company has been engaged primarily in the business of developing and licensing software products and providing engineering and software and software consulting services. In an effort to increase revenues, as the Company attempts to reduce its operating losses, the Company has increased the amount of consulting services it performs and has utilized more of its product development personnel to perform these services. During the six months ended March 31, 2002 the Company was not able to meet its obligations to make payroll on several occasions and has delayed paying vendors. In an effort to improve its liquidity, the Company sold its IFE assets on November 26, 2001. The Company used the initial proceeds from this transaction to become current on its payroll obligations and become more current on its vendor obligations. See additional comments in "Liquidity and Capital Resources". Accordingly, historical results of operations are not indicative of and should not be relied upon as an indicator of future performance.

Three Months Ended March 31, 2002 and 2001

Revenues

Total revenues increased 2% to $652,000 for the quarter ended March 31, 2002, compared to $636,000 for the quarter ended March 31, 2001. The increase was related primarily to an increase in software and engineering consulting services. Consulting services represented 83% and 63% of revenues for the quarters ended March 31, 2002 and 2001, respectively. During the quarter ended March 31, 2002, transactions with Rockwell, Microsoft and Panasonic accounted for 52%, 31% and 7%, respectively, of the Company's total revenues.

Cost of Revenue

Cost of revenue increased 69% to $307,000 for the quarter ended March 31, 2002, compared to $182,000 for the quarter ended March 31, 2001. The increase was related to the increase in consulting revenue.

Gross Profit

Gross profit decreased as a percentage of revenue to 53% for the quarter ended March 31, 2002, compared to 71% for the quarter ended March 31, 2001. This decrease is mainly due to the increased focus on consulting projects, which have lower margins than IFE license fees.

Research and Development

Research and development expense decreased 68% to $63,000 for the quarter ended March 31, 2002, compared to $198,000 for the quarter ended March 31, 2001. The decrease was related to the Company's continued focus on consulting services and the decrease in the number of employees working on product development.

Sales and Marketing

Sales and marketing expense decreased 65% to $60,000 for the quarter ended March 31, 2002, compared to $174,000 for the quarter ended March 31, 2001. The decrease was related to the reduction of sales and marketing staff and expenditures in an effort to streamline the Company's marketing efforts and reduce expenses.

General and Administrative

General and administrative expense decreased 16% to $152,000 for the quarter ended March 31, 2002, compared to $180,000 for the quarter ended March 31, 2001. This decrease was mainly due to cost and expense reductions.

Interest Expense

Interest expense was approximately the same amount of $10,000 for the quarters ended March 31, 2002 and 2001.

Six Months Ended March 31, 2002 and 2001

Revenues

Total revenues increased 27% to $1,218,000 for the six months ended March 31, 2002, compared to $889,000 for the six months ended March 31, 2001. The increase was related primarily to an increase in software and engineering consulting services. Consulting services represented 82% and 68% of revenues for the quarters ended March 31, 2002 and 2001, respectively. During the six months ended March 31, 2002, transactions with Rockwell, Microsoft, Delta and Panasonic accounted for 49%, 33%, 5% and 4%, respectively, of the Company's total revenues.

Cost of Revenue

Cost of revenue increased 91% to $545,000 for the six months ended March 31, 2002, compared to $285,000 for the six months ended March 31, 2001. The increase was related to the increase in consulting revenue.

Gross Profit

Gross profit decreased as a percentage of revenue to 52% for the six months ended March 31, 2002, compared to 68% for the six months ended March 31, 2001. This decrease is mainly due to the increased focus on consulting projects, which have lower margins than the IFE license fees.

Research and Development

Research and development expense decreased 61% to $178,000 for the six months ended March 31, 2002, compared to $460,000 for the six months ended March 31, 2001. The decrease was related to the

Company's continued focus on consulting services and the decrease in the number of employees working on product development.

Sales and Marketing

Sales and marketing expense decreased 63% to $117,000 for the six months ended March 31, 2002, compared to $319,000 for the six months ended March 31, 2001. The decrease was related to the reduction of sales and marketing staff and expenditures in an effort to streamline the Company's marketing efforts and reduce expenses.

General and Administrative

General and administrative expense decreased 7% to $316,000 for the six months ended March 31, 2002, compared to $339,000 for the six months ended March 31, 2001. This decrease was mainly due to cost and expense reductions.

Interest Expense

Interest expense was approximately the same amount of $17,000 for the six months ended March 31, 2002 and 2001.

Gain on Sale and License of IFE Assets

Gain on sale and license of IFE assets represents the initial $300,000 payment under the terms of the agreement. Additional amounts to be received will be recorded as license revenue.

Liquidity and Capital Resources

Since its inception, the Company has experienced losses from operations and negative cash flows. At March 31, 2002, the Company had an accumulated deficit of $1,938,000 and a stockholders' deficit of $541,000. The Company has not been able to pay its obligations as they became due. During the six months ended March 31, 2002, the Company was not able to meet its obligations to make payroll on several occasions and has delayed paying vendors.

At its inception on February 28, 2000, (the date of filing of a Certificate of Merger with the Nevada Secretary of State), the Company merged with ISES Corporation with the Company as the surviving corporation. The merger was arranged for the Company by Investment Capital Corporation and Pursuit Capital LLC, venture capital firms located in Scottsdale, Arizona in accordance with understandings these entities reached with ISES Corporation to raise capital in private transactions. According to their agreement, these entities were to raise $2,000,000 to fund the Company's post-merger research and development, marketing and overall expansion. Pursuant to and in consideration of this arrangement and the identification of the potential merger as an investment opportunity, the Company issued 2,200,000 shares of its $.001 par value per share common stock to these entities and/or their designees. During the fiscal quarter ended March 31, 2000 these entities conducted a private placement on behalf of the Company and raised $760,000, the proceeds of which have been given to the Company. For these funds, the Company issued an additional 760,000 shares of its $.001 per share common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $615,650 was received through March 31, 2002, leaving a balance of $1,384,350 to be provided by these entities. None of such shares of common stock was or will be registered under the Securities Act of 1933, as amended. Management believes that it is unlikely that these entities will provide any additional capital to the Company and is in the process of attempting to recover as many of such shares as possible. As of March 31, 2002, 1,097,000 shares have been surrendered by those entities in lieu of additional capital contributions. The Company has not taken action to either establish these shares as treasury stock or to cancel them and return them to authorized but unissued shares. Accordingly, the shares are outstanding in the names of the original owners on the Company's stock records.

As a result of the unfunded commitment, the Company entered into a $200,000 line of credit with a bank on November 10, 2000, which is guaranteed by a stockholder. The Company renewed this line of credit on January 29, 2002 through February 10, 2003.

Due to continued losses from operations during the six months ended March 31, 2002, the Company was not able to meet it obligations to make payroll on several occasions and has delayed paying vendors. In an effort to improve its liquidity, the Company has increased its consulting activities, reduced its work force by three employees and sold its IFE assets.

On November 26, 2001 the Company entered into an Amended and Substituted Asset Purchase Agreement with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded a previous agreement between the parties dated September 6, 2001. The Company used the initial proceeds from this transaction to become current on its payroll obligations and become more current on its vendor obligations. Terms of the IFE sale include a total purchase price for the sale and license of the IFE assets of $300,000 plus
(i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three (3) years after the closing; (ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent (50%) of the revenues received from Air France during the three (3) years after closing. For the quarter ended March 31, 2002, $21,259 was billed to the Buyer and recorded as license fees. The Company recorded license fees related to this Agreement for the six months ended March 31, 2002 of $85,834. Air France subsequently extended its existing contractual arrangement and is increasing the number of aircraft utilizing inflight entertainment packages. However, Air France has also indicated its intention to terminate the existing contract and utilize the services and products of another vendor. Consequently, it is unlikely that the Company will receive substantial additional revenues resulting from this customer. The Company and the Buyer have subsequently agreed that the Company may retain proceeds from the Air France contract prior to its termination. For the quarter ended March 31, 2002, proceeds of $92,000 were received by the Company and were comprised of $60,750 of license fees, $11,875 of maintenance fees and $19,375 of deferred income that will be recognized as revenue in the quarter ended June 30, 2002.

The Company is investigating several other financing activities, but there is no assurance any funding will be obtained, or if obtained, the terms may not be favorable. Also, the Company has focused its efforts on increasing revenues, primarily consulting revenues, in an effort to generate positive cash flow. The Company is dependent on four (4) key customers and the related contracts with these customers. If these customers do not renew there would be an adverse effect on the Company's operations. Due to the continued losses and the inability to pay its debts as they come due, the Company is currently analyzing its costs and expenses in an effort to achieve profitability. Also, the Company continues to seek and investigate potential transactions that may generate cash; however, there are no assurances that any such transactions will be identified or successfully closed.

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

Additional Funding Needed

The Company needs additional funding to pay its obligations as they come due, further develop or enhance its products, and take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Without additional funding the Company may not be able to continue as a going concern.

The Company's original financing plans were to obtain funding of approximately $2,000,000 as a result of the merger with ISES Corporation on February 28, 2000. Only $615,650 of funding was received. As a result of the unfunded commitment, the Company entered into a $200,000 line of credit with a bank, which is guaranteed by a stockholder, and entered into other debt arrangements of approximately $235,000. Also, the Company delayed paying vendors and employees.

On November 26, 2001 the Company entered into an Amended and Substituted Asset Purchase Agreement ("Agreement") with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded an earlier Asset Purchase Agreement between the parties dated September 6, 2001. Pursuant to the Agreement, the Company agreed to sell to the Buyer all of Company's IFE assets. The IFE assets include all of the Company's rights and obligations under its contracts with airline operators for the licensing of IFE products and services, the Company's rights and obligations under license and distribution agreements relating to its IFE business, Company's files, books and records relating to its IFE assets and other tangible property and physical assets used by the Company solely in connection with IFE business. The Company also granted Buyer a perpetual, royalty free, exclusive worldwide license for IFE business. Terms include a total purchase price for the sale and license of the IFE assets of $300,000 plus (i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three (3) years after the closing; (ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent (50%) of the revenues received from Air France during the three (3) years after closing. In November 2001, the Company received $300,000 as a result of this transaction, which was recorded as a gain on sale. Additional amounts to be received will be recorded as license fees. For the quarter ended March 31, 2002, $21,259 was billed to the buyer and recorded as license fees. The Company recorded license fees related to this Agreement for the six months ended March 31, 2002 of $85,834. Air France subsequently extended its existing contractual arrangement and is increasing the number of aircraft utilizing inflight entertainment packages. However, Air France has also indicated its intention to terminate the existing contract and utilize the services and products of another vendor. Consequently, it is unlikely that the Company will receive substantial additional revenues resulting from this customer. The Company and the Buyer have subsequently agreed that the Company may retain proceeds from the Air France contract prior to its termination. For the quarter ended March 31, 2002, proceeds of $92,000 were received by the Company and were comprised of $60,750 of license fees, $11,875 of maintenance fees and $19,375 of deferred income that will be recognized as revenue in the quarter ended June 30, 2002.

The Company Expects to Incur Operating and Net Losses

The Company has a limited operating history, has incurred significant losses in the past year and, at March 31, 2002, had an accumulated deficit of $1,938,000 and a stockholders' deficit of $541,000. To date, the Company has recognized growing revenue, however; its ability to generate revenue is subject to substantial uncertainty and it has been unable to generate profitable operations. The Company expects to incur significant sales and marketing, research and development and general and administrative expenses. The Company will need to generate significant revenues to achieve profitability and positive operating cash flows and there are no assurances this revenue level can be obtained. Even if profitability and positive operating cash flow are achieved, the Company may not be able to achieve, sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

Dependence on Key Customers

The Company's revenue is dependent on consulting services performed for four (4) key customers. For the six months ended March 31, 2002, 91 % of the Company's revenue was generated from four customers. Due to the sale of the IFE assets, the Company will become more dependent on these customers. The Company's operations would be adversely affected if any of these key customers do not renew its current contracts.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the merger of ISES with and into the Company, the Acquisition Agreement and Plan of Merger (previously filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed March 1, 2000) provided for the issuance of (i) 10,000,000 shares of common stock and (ii) 10,000 shares of convertible preferred stock which are automatically convertible into 10,000,000 shares of common stock of the Company two (2) years after the Closing Date of the Merger which was February 28, 2000. The preferred shares were converted on February 28, 2002.

An additional 2,200,000 shares of common stock were issued to various designees of Investment Capital Corporation and Pursuit Capital, LLC in connection with the merger, in exchange for the commitment of these entities to raise $2,000,000 to fund working capital needs and general corporate purposes, including, but not limited to, expansion of sales and marketing efforts, research and development activities, licensing of new technology and payment of additional legal and accounting services occasioned by the merger of the Company and ISES. These entities conducted a private placement of the Company's $.001 par value common stock during the fiscal quarter ended March 31, 2000 and raised $760,000, in consideration of which the Company issued an additional 760,000 shares of its common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $615,650 was received through March 31, 2002 leaving a balance of $1,384,350 to be provided by these entities. None of such shares of common stock or preferred stock was or will be registered under the Securities Act of 1933, as amended. The funds received have been used for working capital. Management believes that it is unlikely that these entities will provide any additional capital to the Company and is in the process of attempting to recover as many of such shares as possible. As of March 31, 2002, 1,097,000 shares have been surrendered by those entities in lieu of additional capital contributions. The Company has not taken action to either establish these shares as treasury stock or to cancel them and return them to authorized but unissued shares. Accordingly, the shares are outstanding in the names of the original owners on the Company's stock records.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

The Company has a $200,000 line of credit with a bank, which matured on November 10, 2001 at which time the Company was unable to repay the amounts due thereunder. The line was renewed on January 29, 2002.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on March 5, 2002. As the record date for the Annual Meeting was prior to the conversion of the Company's 10,000 shares of outstanding preferred stock to 10,000,000 shares of common stock, there were 17,856,000 shares eligible to vote of which 13,764,010 were represented in person or by proxy at the Meeting. At the Meeting, the shareholders elected the directors identified in Item 2 "Management" above, with 13,677,810 shares voted "FOR," no shares voting "AGAINST" and 86,200 shares abstaining. The shareholders also ratified the selection of KPMG LLP, as the Company's independent auditors with 13,620,410 shares voted "FOR," 87,500 shares voted "AGAINST" and 56,100 shares abstaining.

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

                  3.2 Bylaws, as amended (Incorporated by reference to the Company's 10-KSB for the fiscal year ended September 30,
                        2000)

                  10.4 Investment Capital Corporation - Letter agreement regarding Merger of White Rock Enterprises Ltd. and ISES Corporation (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)

                  10.5 Investment Capital Corporation - Memo regarding proposed new capital structure of White Rock Enterprises, Ltd. reflecting the merger (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)

                  10.8 License and Distribution Agreement dated October 1, 1999 pursuant to which ISES Corporation appoints Licensee Rockwell Collins, Inc. and End User Air France (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)

                  10.12 First Amendment to SNAP2 Corporation Stock Option Plan
                        (Amending Stock Option Plan previously filed as Exhibit
                        10.12 to the Company's 10-QSB for the period ended June 30, 2000)

                  10.21 Master Consulting Agreement effective as of August 1,
                        2001 as amended effective as of August 1, 2001, together with related Work Plans, between SNAP2 Corporation and Microsoft Corporation (Incorporated by reference to the Company's 10-KSB for the fiscal year ended September 30,
                        2001)

                  10.23 Support Services Agreement No. 4500601442 with Rockwell
                        Collins dated November 2, 2001 together with related Statement of Work (Incorporated by reference to the Company's 10-QSB for the period ended December 31, 2001)

                  10.24 Support Services Agreement No. 4500601445 with Rockwell
                        Collins, dated November 7, 2001 together with related Statement of Work (Incorporated by reference to the Company's 10-QSB for the period ended December 31, 2001)

                  10.25 Support Services Agreement No. 4500549310 with Rockwell
                        Collins dated December 6, 2001 together with related Statement of Work (Incorporated by reference to the Company's 10-QSB for the period ended December 31, 2001)

                  *10.26 Support Services Agreement No. 4500667599 with Rockwell
                        Collins dated February 14, 2002 together with related State of Work

                  *Filed herewith

            (b)   Report on Form 8-K: None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SNAP2 CORPORATION


Date: May 20, 2002                 By: /s/ Dean R. Grewell, III
                                       --------------------------------
                                       Dean R. Grewell, III,  President