Form 10QSB
period 2002-06-30
SNAP2 CORP
filed 2002-08-14
CIK 1079287

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

                         For Period ended June 30, 2002
                         Commission File Number 0-26839

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

As of June 30, 2002, the registrant had 27,856,000 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I   FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

SNAP2 Corporation
Balance Sheets
June 30, 2002 and September 30, 2001

                                                          (Unaudited)
                                                           June 30,     September 30,
                                                             2002            2001
                                                          -----------    -----------
Assets
Cash                                                      $    39,497    $    10,792
Accounts receivable                                           259,204        143,794
                                                          -----------    -----------
         Total current assets                                 298,701        154,586

Equipment, net of accumulated depreciation                     41,763         55,580

Other assets                                                      300            300
                                                          -----------    -----------

            Total assets                                  $   340,764    $   210,466
                                                          ===========    ===========

Liabilities and Stockholders' Deficit
Line of credit                                            $   200,000    $   200,000
Current portion of long-term debt                             109,000         66,000
Accounts payable                                              126,984        205,312
Accrued payroll and related liabilities                       231,821        310,358
Accrued royalty                                                27,250         12,750
Accrued interest payable                                       20,864         14,209
Deferred income                                               119,708         46,809
                                                          -----------    -----------
         Total current liabilities                            835,627        855,438

Long-term debt                                                115,615        158,615
                                                          -----------    -----------
         Total liabilities                                    951,242      1,014,053

Stockholders' deficit:
     Common stock - $0.001 par value;
     50,000,000 shares authorized; 27,856,000
     and 17,856,000 shares issued and
     outstanding at June 30, 2002 and
     September 30, 2001, respectively                          27,856         17,856

     Convertible preferred stock - $0.001
     par value; 20,000,000 shares
     authorized; 0 and 10,000 shares issued and
     outstanding at June 30, 2002 and
     September 30, 2001, respectively                              --             10
     Additional paid-in capital                             1,448,681      1,417,528
     Accumulated deficit                                   (2,024,338)    (2,192,581)
     Unearned compensation                                    (62,677)       (46,400)
                                                          -----------    -----------
         Total stockholders' deficit                         (610,478)      (803,587)
                                                          -----------    -----------

            Total liabilities and stockholders' deficit   $   340,764    $   210,466
                                                          ===========    ===========

SNAP2 Corporation
Statements of Operations (Unaudited)
For the Three and Nine Months Ended
June 30, 2002 and 2001

                                                  Three Months Ended               Nine Months Ended
                                                       June 30,                        June 30,
                                             ----------------------------     ---------------------------

                                                 2002            2001            2002            2001
                                             ------------------------------------------------------------
Revenue
    License fees                             $     15,750    $    161,059    $    206,077    $    417,894
    Consulting                                    351,856         343,196       1,273,361         946,617
    Maintenance                                    19,440          11,875          35,690          40,593
                                             ------------------------------------------------------------
      Total revenue                               387,046         516,130       1,515,128       1,405,104

Cost of Revenue                                   254,318         154,972         799,104         439,713

                                             ------------------------------------------------------------
Gross Profit                                      132,728         361,158         716,024         965,391

Expenses
    Research and development                       45,843         209,722         223,698         670,023
    Sales and marketing                            32,860         166,006         150,315         485,368
    General and administrative                    125,105         131,552         440,754         470,782
                                             ------------------------------------------------------------
      Total operating expenses                    203,808         507,280         814,767       1,626,173
                                             ------------------------------------------------------------
        Loss from operations                      (71,080)       (146,122)        (98,743)       (660,782)
    Interest expense                              (15,656)        (14,595)        (33,012)        (31,225)
    Gain on sale and license of IFE assets             --              --         300,000              --
                                             ------------------------------------------------------------
        Net income (loss)                    $    (86,736)   $   (160,717)   $    168,245    $   (692,007)
                                             ============    ============    ============    ============

Net income (loss) per share -
    Basic                                    $       0.00    $      (0.01)   $       0.01    $      (0.04)
                                             ============    ============    ============    ============
    Diluted                                  $       0.00    $      (0.01)   $       0.01    $      (0.04)
                                             ============    ============    ============    ============

Weighted average shares outstanding -
    Basic                                      27,856,000      17,856,000      22,361,495      17,856,000
                                             ============    ============    ============    ============
    Diluted                                    27,856,000      17,856,000      27,856,000      17,856,000
                                             ============    ============    ============    ============

SNAP2 Corporation
Statements of Cash Flows (Unaudited)
For the Nine Months Ended June 30, 2002 and 2001

                                                                    2002          2001
                                                                  ---------    ---------
Cash flows from operating activities
     Net income (loss)                                            $ 168,245    $(692,007)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation                                                16,895       18,045
         Amortization of unearned compensation                        7,204           --
         Changes in:
            Accounts receivable                                    (115,411)    (148,411)
            Accounts payable and accrued expenses                  (118,048)     344,069
            Deferred income                                          72,899       91,775
                                                                  ---------    ---------
            Net cash provided by (used in) operating activities      31,784     (386,529)

Cash flows from investing activities
     Purchases of equipment                                          (3,079)      (3,866)
     Other assets                                                        --        1,610
                                                                  ---------    ---------
            Net cash used in investing activities
                                                                     (3,079)      (2,256)

Cash flows from financing activities
     Proceeds from line of credit                                        --      200,000
     Additional paid-in capital from investors                           --      188,790
                                                                  ---------    ---------
            Net cash provided by financing activities                    --      388,790
                                                                  ---------    ---------

Increase in cash                                                     28,705            5

Cash at beginning of period                                          10,792       18,956
                                                                  ---------    ---------

Cash at end of period                                             $  39,497    $  18,961
                                                                  =========    =========

Supplemental disclosure:
    Cash paid for interest                                        $  11,858    $   9,817
                                                                  =========    =========

Non-cash financing activities:
    Payment of accounts payable through grant of common stock     $  17,663    $       0
                                                                  =========    =========

                                SNAP2 Corporation
                          Notes to Financial Statements
           For the Three and Nine Months Ended June 30, 2002 and 2001
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      These unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, operations and cash flows in accordance with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments for a fair presentation of the financial statements have been included. Results for interim periods are not necessarily indicative of results expected for the year.

      These financial statements should be read in conjunction with the financial statements and related notes, which are incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.

      The Company needs additional funding to pay its obligations as they come due, further develop or enhance its products, and take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Without additional funding, the Company may not be able to continue as a going concern.

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

      Diluted earnings per share are computed by considering the weighted-average common shares outstanding (plus shares committed to be issued) and dilutive potential common shares as a result of outstanding stock options. The effect of previously convertible preferred stock and outstanding stock options was not used in the calculation of diluted earnings per share for the three month period ended June 30, 2002, and the three and nine month periods ended June 30, 2001, as they were anti-dilutive during these periods.

4.    STOCK OPTIONS

      On March 29, 2002, the Company re-priced 1,612,500 employee stock options at $0.272 per share. These options were issued below fair value and $13,400 was recorded as unearned compensation.

      These options will be exercisable at 75% at March 29, 2003 and 25% at March 29, 2004. These options are subject to variable pricing accounting rules, which will result in increased compensation expense if the Company's stock price increases.

      On March 31, 2002, the Company issued employee stock options for 1,260,000 shares of common stock at $0.272 per share which was below fair value and $10,080 was recorded as unearned compensation. The options will be exercisable in conformity with a stock option plan that was approved by the Board of Directors and a majority of the shareholders of the Company on March 15, 2000. Stock options are generally granted at fair value and vest over a four-year period. The plan is more restrictive for any options granted to shareholders owning in excess of ten percent of outstanding common stock. No options were exercised during the period. The Company has outstanding options for 3,157,500 shares of common stock at June 30, 2002.

5.    LINE OF CREDIT AND LONG-TERM DEBT

      On June 20, 1999, the Company entered into a promissory note with a related party of the Company's president whereby $135,000 was borrowed by the Company. The note bears an interest rate of 9% per annum on the unpaid principal balance. Under the terms of the note, principal payments of $10,385 along with interest are due in quarterly installments beginning July 1, 2001. The Company has not paid the $41,540 due under this note, as well as the accrued interest, since October 1, 2000. Principal payments have not been accelerated under this note by the noteholder.

      On August 17, 1999, the Company entered an agreement with the Iowa Department of Economic Development ("IDED") whereby the Company received $100,000 of financial assistance under the Community Economic Betterment Account ("CEBA"). Under the terms of the agreement, the Company shall pay an annual royalty equal to 1.5% of the prior year total gross revenues to IDED in semi-annual payments each June 1 and December 1, until a repayment amount of $200,000 has been reached. Based on the royalty rate and prior year revenue, approximately $38,000 was due under this agreement at June 30, 2002.

      The Company has a $200,000 line of credit with a bank bearing interest at the bank's commercial base rate. This line is guaranteed by a director/officer of the Company. Funds advanced are secured by the Company's accounts receivable and equipment. At June 30, 2002, $200,000 was outstanding under the agreement. The line of credit matures on February 10, 2003.

6.    GAIN ON SALE AND LICENSE OF IFE ASSETS

      On November 26, 2001, the Company entered into an Amended and Substituted Asset Purchase Agreement ("Agreement") with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded an earlier Asset Purchase Agreement between the parties dated September 6, 2001. Pursuant to the Agreement, the Company sold to the Buyer all of the Company's IFE assets. The IFE assets included all of the Company's rights and obligations under its contracts with airline operators for the licensing of IFE products and services, the Company's rights and obligations under license and distribution agreements relating to its IFE business, the Company's files, books and records relating to its IFE assets and other tangible property and physical assets used by the Company solely in connection with IFE business. The Company also granted Buyer a perpetual, royalty free, exclusive worldwide license for IFE business. Terms included a total purchase price for the sale and license of the IFE assets of $300,000 plus (i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three
      (3) years after the
      closing; (ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent (50%) of the revenues received from Air France during the three (3) years after closing. In November 2001, the Company received $300,000 as a result of this transaction, which was recorded as a gain on sale. Additional amounts to be received will be recorded as license fees. Air France has indicated its intention to terminate the existing contract and utilize the services and products of another vendor; however, Air France continues to use the IFE products on a month to month basis and, accordingly, pays the Company monthly during this transition period. The Company and the Buyer have agreed that the Company may retain proceeds from the Air France contract prior to its termination. The Company recognized revenue of $19,375 and $92,000 for the three and nine months ended June 30, 2002, respectively, from Air France. This revenue consisted of $19,375 in maintenance fees for the three months ended June 30, 2002 and $60,750 in license fees and $31,250 in maintenance fees for the nine months ended June 30, 2002. It is unlikely that the Company will receive substantial additional revenues resulting from this customer. In addition to the revenue from Air France described above, the Company recognized license revenue under this agreement of $0 and $21,259 for the three and nine months ended June 30, 2002, respectively.

      British Airways has indicated its intent to install the IFE products on certain of its aircraft. Based on the terms of the above agreement, the Company has assigned this contract to the Buyer and has invoiced the Buyer the upfront fee of $100,000, which is included in accounts receivable at June 30, 2002. This upfront fee has been recorded as deferred revenue since some of, or the entire fee, may be refunded to Buyer if British Airways does not install or de-installs the IFE products.

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

Overview

SNAP2 Corporation (f/k/a White Rock Enterprises, Ltd.) (the "Company") is a software product developer and software service provider for interactive set-top boxes ("STB") for interactive television. The Company was incorporated on October 8, 1998, under the laws of the State of Nevada originally for the purpose of developing and marketing its only product, a boot dryer that dries both boots and shoes for commercial and consumer use. Effective February 28, 2000, the Company merged with ISES Corporation (an Iowa corporation originally incorporated on May 14, 1997) ("ISES") with the Company being the survivor. In connection with the merger, the Company disposed of its boot dryer product to the original owner. The Company's name was subsequently changed to SNAP2 Corporation pursuant to Articles of Amendment filed July 12, 2000.

The resulting Company's activities to date have consisted of:

      o Developing the Airsoft Travel Kit software product which includes destination information, language training, games and airline information for IFE systems.

      o Licensing and installing the Airsoft Travel Kit Games on international and domestic airlines with IFE equipped aircraft and subsequently selling these assets.

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

On November 26, 2001, the Company entered into an Amended and Substituted Asset Purchase Agreement ("Agreement") with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded an earlier Asset Purchase Agreement between the parties dated September 6, 2001. Pursuant to the Agreement, the Company sold to the Buyer all of the Company's IFE assets. The IFE assets included all of the Company's rights and obligations under its contracts with airline operators for the provision of IFE products and services, the Company's rights and obligations under license and distribution agreements relating to its IFE business, the Company's files, books and records relating to its IFE assets and other tangible property and physical assets used by the Company solely in connection with IFE business. The Company also granted Buyer a perpetual, royalty free, exclusive worldwide license to use, for IFE business only, the Company's intangible properties and rights relating to its IFE business.

The Company has focused on providing consulting services and has significantly reduced its development of software to the STB industry as well as exploring emerging markets for embedded software technologies in an effort to reduce its operating loss. The Company will pursue additional product opportunities in these markets as resources become available, however, there are no assurances additional resources will become available.

Management. The Company's management positions are now held by:

      Rick Grewell (44) -- President and CEO and Treasurer and CFO

      Antony Hoffman (41) -- Vice President of Research and Development

      Mark Malinak (41) -- Vice President of Sales

Both Antony Hoffman and Mark Malinak have taken unpaid leaves of absences from the Company which began June 15, 2002, until September 2002, as the Company continues to implement measures to reduce its operating loss. The Company will assess its operations in September 2002 to determine the future employment of these officers. The Company is continuing to pay benefits of Mr. Hoffman and Mr. Malinak through September 2002, and these employees continue to maintain their rights in stock options that have been granted to them.

The Company's directors are Messrs. Grewell, Stephen Dukes (48), Mike Hennel
(43) and Sheldon Ohringer (45). Messrs. Hoffman and Malinak have resigned their positions on the board.

Operations. The Company operates from its headquarters located at 10641 Justin Drive, Des Moines, Iowa 50322. In addition to its office in Des Moines, the Company also has a sales office in Austin, Texas. This Texas office is the home of Mr. Malinak. As stated above, Mr. Malinak is not being paid, but the Company has made available to him a commission plan under which he would receive up to thirty percent (30%) of amounts collected from sales made during the period through September 2002.

Products. Prior to the sale of the IFE assets, the Company marketed software applications for the IFE and interactive television markets. See Note 6 for detailed description of the sale of IFE assets. Due to continued operating losses, the Company has discontinued most of its research and development efforts related to products in the STB and embedded software industries.

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

Revenues. Through June 30, 2002, the Company's revenues were derived from software and engineering consulting services provided to interactive television equipment manufacturers and technology providers and license fees of its SNAP2 Travel Kit Games for the IFE market. Consulting services are recognized using the invoice amount for labor hours as services are performed. Consulting services are typically performed under contracts of up to six months in duration and are renewable.

The Company's IFE revenues primarily relate to amounts received from the sale of the IFE assets, as described in the Agreement.

Maintenance fees primarily resulted from the extension of the Air France contract as discussed in Note 6 to the financial statements.

The Company intends to derive the primary portion of its revenue through software engineering consulting services in the short term as it attempts to grow the licensing of its products. The Company intends to continue engaging in consulting services with original equipment manufacturers ("OEMs"), network operators and technology providers. The service engagements are strategic to the Company as it provides licensing opportunities for software product and product development.

On November 26, 2001, the Company sold its IFE assets; however, during the three years after the sale, the Company will receive a certain percentage of certain revenues collected by the Buyer.

Cost of Revenue. Primarily consists of payroll and related costs (salaries, payroll taxes, employee health insurance and employer 401(k) contributions), and consulting expenses incurred in performing software and engineering consulting services. The Company allocates certain research and development costs to cost of revenue, based on utilization of its employees and consultants.

Research and Development. Primarily consists of payroll and related costs (salaries, payroll taxes, employee health insurance and employer 401(k) contributions) of engineering and software development staff, as well as amounts paid to independent development consultants to develop software and graphic arts owned and utilized by the Company. During the three and nine months ended June 30, 2002, the Company increased the amount of time its product development staff was utilized on consulting engagements. The Company expects to continue using a significant amount of its development staff on consulting projects during the next year as it strives to achieve more revenues. During the three months ended June 30, 2002, the Company reduced its research and development and consulting staff from 16 employees to 9 employees, in an effort to reduce its operating loss. The laid off employees are not being paid through September 2002, but the Company continues to pay their benefits. The Company will assess the future employment of these employees in September 2002 based on business conditions at that time.

Sales and Marketing. Primarily consists of payroll and related costs (salaries, payroll taxes, employee health insurance and employer 401(k) contributions), travel, various marketing efforts, promotional materials and public relations activities. During the three months ended June 30, 2002, the Company put its VP of Sales on unpaid leave, as described above, in an effort to reduce its operating loss. The Company's CEO has assumed this sales function. The Company will assess the future employment of this employee in September 2002 based on business conditions at that time. The Company has made a commission plan available to this employee under which he would receive up to thirty percent (30%) of amounts collected from sales made during the period through September 2002.

General and Administrative. Primarily consists of payroll and related costs (salaries, payroll taxes, employee health insurance and employer 401(k) contributions), legal fees, travel costs, facilities-related expenses, bad debt expense, depreciation and other administrative costs. During the three months ended June 30, 2002, the Company reduced the hours of its office manager in an effort to reduce its operating loss.

Results of Operations

Since inception, the Company has been engaged primarily in the business of developing and licensing software products and providing engineering and software consulting services. In an effort to increase revenues, as the Company attempts to reduce its operating losses, the Company has increased the amount of consulting services it performs and has utilized more of its product development personnel to perform these services. During the nine months ended June 30, 2002, the Company was not able to meet its obligations to make payroll on several occasions and has delayed paying vendors. In an effort to improve its liquidity, the Company sold its IFE assets on November 26, 2001. The Company used the initial proceeds from this transaction to become current on its payroll obligations and become more current on its vendor obligations. Recently, the Company reduced its workforce by 8 employees in an effort to reduce its operating loss. See additional comments in "Liquidity and Capital Resources". Accordingly, historical results of operations are not indicative of and should not be relied upon as an indicator of future performance.

Three Months Ended June 30, 2002 and 2001

Revenues

Total revenues decreased 25% to $387,000 for the quarter ended June 30, 2002, compared to $516,000 for the quarter ended June 30, 2001. The decrease was related primarily to a decrease in license fee revenue. Consulting services represented 91% and 66% of revenues for the quarters ended June 30, 2002 and 2001, respectively. During the quarter ended June 30, 2002, transactions with Microsoft and Rockwell accounted for 50% and 41%, respectively, of the Company's total revenues.

Cost of Revenue

Cost of revenue increased 64% to $254,000 for the quarter ended June 30, 2002, compared to $155,000 for the quarter ended June 30, 2001. The increase was related to the continued use of research and development personnel on consulting projects.

Gross Profit

Gross profit decreased as a percentage of revenue to 34% for the quarter ended June 30, 2002, compared to 70% for the quarter ended June 30, 2001. This decrease is mainly due to the increased focus on consulting projects, which have lower margins than IFE license fees. The decrease in gross profit percent is also due to pricing pressures on these projects.

Research and Development

Research and development expense decreased 78% to $46,000 for the quarter ended June 30, 2002, compared to $210,000 for the quarter ended June 30, 2001. The decrease was related to the Company's continued focus on consulting services and the decrease in the number of employees working on product development.

Sales and Marketing

Sales and marketing expense decreased 80% to $33,000 for the quarter ended June 30, 2002, compared to $166,000 for the quarter ended June 30, 2001. The decrease was related to the reduction of sales and marketing staff and expenditures in an effort to streamline the Company's marketing efforts and reduce expenses.

General and Administrative

General and administrative expense decreased 5% to $125,000 for the quarter ended June 30, 2002, compared to $132,000 for the quarter ended June 30, 2001. This decrease was not significant.

Interest Expense

Interest expense was approximately $16,000 for the quarter ended June 30, 2002, compared to $15,000 for the quarter ended June 30, 2001.

Nine Months Ended June 30, 2002 and 2001

Revenues

Total revenues increased 8% to $1,515,000 for the nine months ended June 30, 2002, compared to $1,405,000 for the nine months ended June 30, 2001. The increase was related primarily to an increase in software and engineering consulting services. Consulting services represented 84% and 67% of revenues for the nine months ended June 30, 2002 and 2001, respectively. During the nine months ended June 30, 2002, transactions with Rockwell and Microsoft accounted for 47% and 37%, respectively, of the Company's total revenues.

Cost of Revenue

Cost of revenue increased 82% to $799,000 for the nine months ended June 30, 2002, compared to $440,000 for the nine months ended June 30, 2001. The increase was related to the increase in consulting revenue.

Gross Profit

Gross profit decreased as a percentage of revenue to 47% for the nine months ended June 30, 2002, compared to 69% for the nine months ended June 30, 2001. This decrease is mainly due to the increased focus on consulting projects, which have lower margins than the IFE license fees and due to continued pricing pressures related to consulting projects.

Research and Development

Research and development expense decreased 67% to $224,000 for the nine months ended June 30, 2002, compared to $670,000 for the nine months ended June 30, 2001. The decrease was related to the Company's continued focus on consulting services and the decrease in the number of employees working on product development.

Sales and Marketing

Sales and marketing expense decreased 69% to $150,000 for the nine months ended June 30, 2002, compared to $485,000 for the nine months ended June 30, 2001. The decrease was related to the reduction of sales and marketing staff and expenditures in an effort to streamline the Company's marketing efforts and reduce expenses.

General and Administrative

General and administrative expense decreased 6% to $441,000 for the nine months ended June 30, 2002, compared to $471,000 for the nine months ended June 30, 2001. This decrease was not significant.

Interest Expense

Interest expense was approximately $33,000 for the nine months ended June 30, 2002 compared to $31,000 for the nine months ended June 30, 2001.

Gain on Sale and License of IFE Assets

Gain on sale and license of IFE assets represents the initial $300,000 payment under the terms of the Agreement. Additional amounts to be received will be recorded as license revenue.

Liquidity and Capital Resources

At June 30, 2002, the Company had cash of $39,000, accounts receivable of $259,000 and current liabilities of $836,000. Of the current liabilities, the Company is not paying the line of credit, current portion of long-term debt, accrued commissions (the largest portion of accrued payroll), accrued royalty and accrued interest expense. In order to continue as a going concern, the Company must continue to defer payment of its current liabilities and continue delaying payment to vendors. The Company's current monthly payroll is about $59,000 per month, after the recent reduction in the workforce, and the Company anticipates existing business will be adequate to fund payroll and minimal overhead during the next three months.

Since its inception, the Company has experienced losses from operations and negative cash flows. At June 30, 2002, the Company had an accumulated deficit of $2,024,000 and a stockholders' deficit of $610,000. During the nine months ended June 30, 2002, the Company was not able to meet its obligations to make payroll on several occasions, has delayed paying vendors, delayed making debt payments and has not made its 401(k) match. Recently, the Company reduced its workforce from 18 to 10 employees in an effort to reduce its operating loss. The Company will assess its operations in September 2002 to determine if these employees will be put back on the payroll or if additional layoffs are required. If business conditions warrant putting these employees back on the payroll, there are no assurances they will be available.

At its inception on February 28, 2000, (the date of filing of a Certificate of Merger with the Nevada Secretary of State), the Company merged with ISES Corporation with the Company as the surviving corporation. The merger was arranged for the Company by Investment Capital Corporation and Pursuit Capital LLC, venture capital firms located in Scottsdale, Arizona, in accordance with understandings these entities reached with ISES Corporation to raise capital in private transactions. According to their agreement, these entities were to raise $2,000,000 to fund the Company's post-merger research and development, marketing and overall expansion. Pursuant to and in consideration of this arrangement and the identification of the potential merger as an investment opportunity, the Company issued 2,200,000 shares of its $.001 par value per share common stock to these entities and/or their designees. During the fiscal quarter ended March 31, 2000, these entities conducted a private placement on behalf of the Company and raised $760,000, the proceeds of which have been given to the Company. For these funds, the Company issued an additional 760,000 shares of its $.001 per share common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $615,650 was received through June 30, 2002, leaving a balance of $1,384,350 to be provided by these entities. None of such shares of common stock was or will be registered under the Securities Act of 1933, as amended. Management believes that it is unlikely that these entities will provide any additional capital to the Company and is in the process of attempting to recover as many of such shares as possible. As of June 30, 2002, 1,097,000 shares have been surrendered by those entities in lieu of additional capital contributions. During the three months ended June 30, 2002, the Company transferred 187,000 of these shares to a consultant in lieu of cash payment and has committed to transfer an additional 120,500 shares. The Company has not taken action to either establish the remaining shares as treasury stock or to cancel them and return them to authorized but unissued shares. Accordingly, the remaining shares are outstanding in the names of the original owners on the Company's stock records.

As a result of the unfunded commitment, the Company entered into a $200,000 line of credit with a bank on November 10, 2000, which is guaranteed by a stockholder. The Company renewed this line of credit on January 29, 2002 for a period through February 10, 2003.

On November 26, 2001, the Company entered into an Amended and Substituted Asset Purchase Agreement with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded a previous agreement between the parties dated September 6, 2001. The Company used the initial proceeds from this transaction to become current on its payroll obligations and become more current on its vendor obligations. Terms of the IFE sale include a total purchase price for the sale and license of the IFE assets of $300,000 plus
(i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three (3) years after the closing; (ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent (50%) of the revenues received from Air France during the three (3) years after closing. Air France has indicated it will terminate its contract in favor of another vendor. Consequently, future revenue from this customer, if any, will not be significant. British Airways has indicated they would begin installations of the IFE products on certain of its airplanes; however, some or all of any fees received from this contract may be refunded if British Airways does not install or de-installs the IFE products.

The Company is investigating several other business opportunities with companies, but there is no assurance any of these opportunities will materialize, or if they materialize, that the terms will be favorable. Also, the Company has focused its efforts on increasing revenues, primarily consulting revenues, in an effort to generate positive cash flow. The Company is dependent on two (2) key customers and the related contracts with these customers. If these customers do not renew, there would be an adverse effect on the Company's operations. Due to the continued losses and the inability to pay its debts as they come due, the Company has recently adjusted its costs and expenses in an effort to fund payroll and minimize overhead. Also, the Company continues to seek and investigate potential transactions that may generate cash; however, there are no assurances that any such transactions will be identified or successfully closed.

Since incorporation, ISES (the Company's predecessor in interest pursuant to the merger) and the Company after the merger, have experienced various levels of losses and negative cash flow from operations and notwithstanding the merger, expects to experience negative cash flows in the foreseeable future. In addition, the Company needs to raise additional capital to meet its obligations and to continue product development efforts, and there can be no assurance the Company will be able to obtain additional financing on favorable terms, if at all. If additional capital cannot be obtained on acceptable terms, if and when needed, the Company may not be able to continue as a going concern, further develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on the Company's business.

            RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

In addition to the other risk factors contained herein and within other filings with the Securities and Exchange Commission, the Company believes the following additional risk factors should be taken into consideration in evaluating its business:

Additional Funding Needed

The Company needs additional funding to pay its obligations as they come due, further develop or enhance its products, and take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Without additional funding, the Company may not be able to continue as a going concern.

The Company's original financing plans were to obtain funding of approximately $2,000,000 as a result of the merger with ISES Corporation on February 28, 2000. Only $615,650 of funding was received. As a result of the unfunded commitment, the Company entered into a $200,000 line of credit with a bank, which is guaranteed by a stockholder, and entered into other debt arrangements of approximately $235,000. Also, the Company sold certain assets, delayed paying vendors and employees and making its 401(k) match.

On November 26, 2001, the Company entered into an Amended and Substituted Asset Purchase Agreement ("Agreement") with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded an earlier Asset Purchase Agreement between the parties dated September 6, 2001. Pursuant to the Agreement, the Company sold to the Buyer all of Company's IFE assets. The IFE assets included all of the Company's rights and obligations under its contracts with airline operators for the licensing of IFE products and services, the Company's rights and obligations under license and distribution agreements relating to its IFE business, Company's files, books and records relating to its IFE assets and other tangible property and physical assets used by the Company solely in connection with IFE business. The Company also granted Buyer a perpetual, royalty free, exclusive worldwide license for IFE business. Terms include a total purchase price for the sale and license of the IFE assets of $300,000 plus (i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three (3) years after the closing;
(ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent (50%) of the revenues received from Air France during the three (3) years after closing. In November 2001, the Company received $300,000 as a result of this transaction, which was recorded as a gain on sale. Additional amounts to be received will be recorded as license fees. Air France has indicated its intention to terminate the existing contract and utilize the services and products of another vendor. Consequently, it is unlikely that the Company will receive substantial additional revenues resulting from this customer. British Airways has indicated they would begin installations of the IFE product on certain of its airplanes; however, some or all of any fees received from this contract may be refunded if British Airways does not install or de-installs the IFE products.

The Company Expects to Incur Operating and Net Losses

The Company has a limited operating history, has incurred significant losses and, at June 30, 2002, had an accumulated deficit of $2,024,000 and a stockholders' deficit of $610,000. To date, the Company has recognized growing revenue; however, its ability to generate revenue is subject to substantial uncertainty and it has been unable to generate profitable operations. The Company will need to generate significant revenues to achieve profitability and positive operating cash flows, and there are no assurances this revenue level can be obtained. Even if profitability and positive operating cash flow are achieved, the Company may not be able to achieve, sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

Dependence on Key Customers

The Company's revenue is dependent on consulting services performed for two (2) key customers. For the nine months ended June 30, 2002, 84% of the Company's revenue was generated from two customers. Due to the sale of the IFE assets, the Company is more dependent on these customers. The Company's operations would be adversely affected if either of these key customers do not renew their current contracts.

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

The Company has Significantly Reduced Research and Development Efforts

Due to continued operating losses, the Company has significantly reduced its research and development efforts by reducing its research and development workforce, and focusing the remaining employees on consulting services. If the Company, which operates in an emerging technology industry, is not able to increase its research and development efforts in the near future, the Company's technologies could become obsolete.

The Company's Business is Dependent Upon the Successful Deployment of Digital Set Top Boxes for Interactive Television Targeted by the Company

The Company's software products target specific interactive television systems and the opportunity to generate revenue can be directly related to the number and the timing of systems deployed. It is the Company's intent to pursue and support the most popular system platforms for these markets. If the platforms targeted fail to establish significant and timely deployment in the market, it will have a material adverse effect on the Company's business and prospects.

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

      o     changing customer requirements for new products and features; and

      o     multiple, competing, and evolving industry standards

The introduction of the software applications targeting interactive television containing new technologies and the emergence of new industry standards could render the Company's products less desirable or obsolete. In particular, the Company expects that changes in the operating system environment, including client and server middleware, will require it to rapidly evolve and adapt its products to be competitive. As a result, the life cycle of each release of the Company's products is difficult to estimate. To be competitive, the Company will need to develop and release new products and upgrades that respond to technological changes or evolving industry standards on a timely and cost-effective basis. There can be no assurance that the Company will successfully develop and market these types of products and upgrades or that the Company's products will achieve market acceptance. If the Company fails to produce technologically competitive products in a timely and cost-effective manner, its business and results of operations could suffer materially.

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

ITEM 1:  LEGAL PROCEEDINGS

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

An additional 2,200,000 shares of common stock were issued to various designees of Investment Capital Corporation and Pursuit Capital, LLC in connection with the merger, in exchange for the commitment of these entities to raise $2,000,000 to fund working capital needs and general corporate purposes, including, but not limited to, expansion of sales and marketing efforts, research and development activities, licensing of new technology and payment of additional legal and accounting services occasioned by the merger of the Company and ISES. These entities conducted a private placement of the Company's $.001 par value common stock during the fiscal quarter ended March 31, 2000, and raised $760,000, in consideration of which the Company issued an additional 760,000 shares of its common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $615,650 was received through June 30, 2002, leaving a balance of $1,384,350 to be provided by these entities. None of such shares of common stock or preferred stock was or will be registered under the Securities Act of 1933, as amended. The funds received have been used for working capital. Management believes that it is unlikely that these entities will provide any additional capital to the Company and is in the process of attempting to recover as many of such shares as possible. As of June 30, 2002, 1,097,000 shares have been surrendered by those entities in lieu of additional capital contributions. During the three months ended June 30, 2002, the Company transferred 187,000 of these shares to a consultant in lieu of cash payment and has committed to transfer an additional 120,500 shares. The Company has not taken action to either establish the remaining shares as treasury stock or to cancel them and return them to authorized but unissued shares. Accordingly, the shares are outstanding in the names of the original owners on the Company's stock records.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

The Company has a $200,000 line of credit with a bank, which matured on November 10, 2001, at which time the Company was unable to repay the amounts due thereunder. The line was renewed on January 29, 2002.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on March 5, 2002. As the record date for the Annual Meeting ("Meeting") was prior to the conversion of the Company's 10,000 shares of outstanding preferred stock to

10,000,000 shares of common stock, there were 17,856,000 shares eligible to vote of which 13,764,010 were represented in person or by proxy at the Meeting. At the Meeting, the shareholders elected the directors identified in Item 2 "Management" above, with 13,677,810 shares voted "FOR," no shares voting "AGAINST" and 86,200 shares abstaining. The shareholders also ratified the selection of KPMG LLP, as the Company's independent auditors with 13,620,410 shares voted "FOR," 87,500 shares voted "AGAINST" and 56,100 shares abstaining.

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

                  3.2 Bylaws, as amended (Incorporated by reference to the Company's 10-KSB for the fiscal year ended September 30,
                        2000)

                  10.4 Investment Capital Corporation - Letter agreement regarding Merger of White Rock Enterprises, Ltd. and ISES Corporation (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)

                  10.5 Investment Capital Corporation - Memo regarding proposed new capital structure of White Rock Enterprises, Ltd. reflecting the merger (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)

                  10.8 License and Distribution Agreement dated October 1, 1999 pursuant to which ISES Corporation appoints Licensee Rockwell Collins, Inc. and End User Air France (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)

                  10.12 First Amendment to SNAP2 Corporation Stock Option Plan
                        (Amending Stock Option Plan previously filed as Exhibit
                        10.12 to the Company's 10-QSB for the period ended June 30, 2000)

                  10.21 Master Consulting Agreement effective as of August 1,
                        2001, as amended effective as of August 1, 2001, together with related Work Plans between SNAP2 Corporation and Microsoft Corporation (Incorporated by reference to the Company's 10-KSB for the fiscal year ended September 30, 2001)

                  10.23 Support Services Agreement No. 4500601442 with Rockwell
                        Collins dated November 2, 2001, together with related Statement of Work

                        (Incorporated by reference to the Company's 10-QSB for the period ended December 31, 2001)

                  10.24 Support Services Agreement No. 4500601445 with Rockwell
                        Collins, dated November 7, 2001, together with related Statement of Work (Incorporated by reference to the Company's 10-QSB for the period ended December 31, 2001)

                  10.25 Support Services Agreement No. 4500549310 with Rockwell
                        Collins dated December 6, 2001, together with related Statement of Work (Incorporated by reference to the Company's 10-QSB for the period ended December 31, 2001)

                  10.26 Support Services Agreement No. 4500667599 with Rockwell
                        Collins dated February 14, 2002, together with related Statement of Work. (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2002)

                  *99   Certification of Financial Information

                  *Filed herewith

            (b)   Report on Form 8-K: None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SNAP2 CORPORATION


Date: August  14, 2002                  By:  /S/ Dean R. Grewell, III
                                        ----------------------------------------
                                             Dean R. Grewell, III,  President