Form 10KSB
period 2002-09-30
SNAP2 CORP
filed 2003-02-18
CIK 1079287

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark one)
[X] Annual Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the Fiscal Year ended September 30, 2002

[ ] Transition Report Under section 13 or 15(d) of the Securities Exchange
    Act of 1934

      for the transition period from ______________ to ___________________

                         Commission File Number 0-26839


                                SNAP2 CORPORATION
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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State registrant's revenues for its most recent fiscal year: $1,900,939

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $269,425 as of December 31,2002. The registrant's stock is traded on the OTC Electronic Bulletin Board and the value of the registrant's stock for this purpose has been based upon the average of the bid and ask price on December 31,2002.

State the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date:

As of December 31, 2002, the registrant had 26,942,500 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                      2002 FORM 10-KSB -- TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

         Item 1.  Description of Business......................................1
         Item 2.  Description of Property......................................8
         Item 3.  Legal Proceedings............................................8
         Item 4.  Submission of Matters to a Vote of Security Holders..........8

PART II

         Item 5.  Market for Common Equity and Related Stockholder Matters.....9
         Item 6.  Management's Discussion and Analysis or Plan of Operation...10
         Item 7.  Financial Statements-the required financial statements begin on page F-1 of this document.........................15
         Item 8.  Changes In and Disagreements with Accountants on
                   Accounting and Financial Disclosure........................16

PART III

         Item 9.  Directors, Executive Officers, Promoters and Control
                   Persons; Compliance with Section 16(a) of the
                   Exchange Act...............................................17
         Item 10. Executive Compensation......................................18
         Item 11. Security Ownership of Certain Beneficial Owners and
                   Management.................................................19
         Item 12. Certain Relationships and Related Transactions..............19
         Item 13. Exhibits and Reports on Form 8-K............................20

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS.

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

The resulting Company's activities to date have consisted of:

     *    Developing  the Airsoft  Travel Kit software  product  which  includes
          destination   information,   language  training,   games  and  airline
          information for IFE systems.

     * Licensing and installing the Airsoft Travel Kit Games on international and domestic airlines with IFE equipped aircraft.

     *    Providing  interactive   television  set-top  box  manufacturers  with
          professional software design, programming and graphic design services.

     * Research and development strategies to productize the intellectual property assets of ISES (now the Company) for interactive television.

     *    Contracting   with   interactive   television   suppliers  to  support
          promotional efforts of their related products.

     * The Company is registered with the SEC as SNAP2 Corporation and is traded on the over-the-counter bulletin board: OTCBB:SSNP.

On November 26, 2001 the Company entered into an Amended and Substituted Asset Purchase Agreement ("Agreement") with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded an earlier Asset Purchase Agreement between the parties dated September 6, 2001. Pursuant to the Agreement, the Company agreed to sell to the Buyer all of Company's IFE assets. The IFE assets include all of the Company's rights and obligations under its contracts with airline operators for the provision of IFE products and services, the Company's rights and obligations under license and distribution agreements relating to its IFE business, Company's files, books and records relating to its IFE assets and other tangible property and physical assets used by the Company solely in connection with IFE business. The Company also granted Buyer a perpetual, royalty free, exclusive worldwide license to use, for IFE business, only, the Company's intangible properties and rights relating to its IFE business. Terms of the IFE sale include a total purchase price for the sale and license of the IFE assets of $300,000 plus (i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three (3) years after the closing; (ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent from Air France that it will expand the number of aircraft using the software and fifty percent (50%) of the revenues received from Air France during the three (3) years after closing. The transaction is described in the Company's Current Report on Amendment No. 1 to Form 8-K which was filed with the Securities and Exchange Commission on December 10, 2001. In November 2001, the Company received $300,000 as a result of this transaction, which was recorded as a gain on sale. Additional amounts to be received will be recorded as software license fees. The Company's fees related to this Agreement for the years ended September 30, 2002 and 2001 were $67,956 and $496,260, respectively. Had the transaction occurred at the beginning of the years ended September 30, 2002 and 2001, license fee revenues would have approximated $50,000 and $345,000, respectively. The Company's operating expenses will not be reduced as a result of this transaction.

The Company continues to develop software and service the STB industry and to explore emerging markets for embedded software technologies. The Company has engaged with companies creating embedded devices technologies such as Internet appliances, personal digital assistants and wireless devices. The Company believes that it can target these markets successfully with the technologies and experience from the STB and IFE markets as well as the skill sets it has acquired from its growth of embedded software programmers. The Company may pursue additional product and service opportunities in these markets if adequate resources exist.

OPERATIONS. The Company operates from its headquarters located at 10641 Justin Drive, Des Moines, Iowa 50322. The Company was previously located at 2600 72nd Street and moved to its expanded facilities on May 23, 2000 to accommodate its growth and development.

PRODUCTS. Prior to the sale of the IFE assets, the Company marketed software applications for the IFE and interactive television markets. Its Airsoft Travel Kit software targeted IFE systems manufactured by Rockwell Collins, Matsushita Avionics and Sony Trans Com. The Travel Kit is comprised of digital information and entertainment software that airline passengers can access from video displays at their passenger seats while traveling. The complete Travel Kit consists of destination information, language training and games and customized airline information. The package can be sold as a complete package or as individual components. The Company has sold packages of Travel Kit Games to Air France, Delta Air Lines, LanChile, , Aer Lingus and AOM French airlines. The Company has licensed destination information and language training from Lonely Planet Publishing based in Australia. Airsoft Travel Kit Games are created, copyrighted, owned and licensed by the Company. The Company has also licensed Tetris(R) game content from Blue Planet Software, San Francisco, California for use in its In-Flight Tetris(TM) game for in-flight entertainment. The game suite consists of 18 assorted board, card, arcade, children's games and games of chance. See Note L of the financial statements for detailed description of the sale of IFE assets. Due to continued operating losses, the Company has discontinued most of its research and development efforts related to products in the STB and embedded software industries.

CONSULTING SERVICES. The Company is staffed with software engineers experienced in software design and programming for emerging embedded computer systems and digital graphic artists experienced in graphical user interfaces and display for consumer electronic applications. The Company has provided embedded software services to Microsoft, Rockwell Collins and IBM for interactive television and Internet appliances. For IFE, the Company has provided services to Rockwell Collins and to the airlines that required graphics customization for their Snap2 Travel Kit Games.

The Company emphasizes embedded software consulting services for revenue generation and strategic positioning of developing intellectual property for the interactive television, Internet appliance and embedded systems markets.

REVENUES. Through September 30, 2002, the Company's revenues were derived from software and engineering consulting services provided to interactive television equipment manufacturers and technology providers, and software license fees and renewals of its SNAP2 Travel Kit Games for the IFE market. Consulting services are recognized using the invoice amount for labor hours as services are performed. Consulting services are typically performed under contracts of up to six months in duration and are renewable. Software license fees are recognized as revenue upon contract signing and shipment of the software master copy or download of software by the customers since the Company does not incur significant additional support costs. Software maintenance revenue from the Company's software products are recognized ratably over the term of the maintenance contract, which is typically one year in duration.

The Company intends to derive the primary portion of its revenue growth through software engineering consulting services in the short term as it attempts to grow the licensing of its products. The Company intends to continue engaging in consulting services with original equipment manufacturers (OEMs), network operators and technology providers. The service engagements are strategic to the Company as it provides licensing opportunities for software product and product development.

On November 26, 2001 the Company sold its IFE assets; however, during the three years after the sale, the Company will receive a certain percentage of certain revenues collected by the Buyer. The initial $300,000 received was recorded as gain on the sale and additional amounts will be recorded as software license fees.

COST OF REVENUE. Primarily consists of payroll and related costs (salaries, payroll taxes, employee health insurance and employer 401(k) contributions), and consulting expenses incurred in performing software and engineering consulting services. The Company allocates certain research and development costs to cost of revenue, based on utilization of its employees and consultants.

RESEARCH AND DEVELOPMENT. Primarily consists of payroll and related costs (salaries, payroll taxes, employee health insurance and employer 401(k) contributions) of engineering and software development staff, as well as amounts paid to independent development consultants to develop software and graphic arts owned and utilized by the Company. During the year ended September 30, 2002, the Company increased the amount of time its product development staff was utilized on consulting engagements. The Company expects to continue using a significant amount of its development staff on consulting projects during the next year as it strives to achieve more revenues. During the year ended September 30, 2002, the Company reduced its research and development and consulting staff by 9 employees, in an effort to reduce its operating loss. The affected employees are not being paid through September 2002, but the Company continues to pay their benefits. The Company will assess the future employment of these employees in the first quarter of fiscal year 2003 based on business conditions at that time.

SALES AND MARKETING. Primarily consists of payroll and related costs (salaries, payroll taxes, employee health insurance and employer 401(k) contributions), travel, various marketing efforts, promotional materials and public relations activities. The Company put its vice president of Sales on unpaid leave, under the terms described under Research and Development above, in an effort to reduce its operating loss. The Company's CEO has assumed this sales function. The Company will assess the future employment of this employee as business conditions evolve. The Company has a commission plan available to this employee under which he would receive up to thirty percent (30%) of amounts collected from sales made during the period ending September 30, 2002.

GENERAL AND  ADMINISTRATIVE.  Primarily  consists  of payroll and related  costs
(salaries, payroll taxes, employee health insurance and employer 401(k) contributions), legal fees, travel costs, facilities-related expenses, bad debt expense, depreciation and other administrative costs. During the year ended September 30, 2002, the Company reduced the hours of its office manager in an effort to reduce its operating loss.

STOCK-BASED COMPENSATION. Effective September 30, 2002, the Company's Board of Directors, in conjunction with public opinion and new accounting pronouncement interpretations which were released in December 2002, elected to expense the imputed compensation cost related to stock options repriced or newly granted during the fiscal year ended September 30, 2002. The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model.

RESULTS OF OPERATIONS

Since inception, the Company has been engaged primarily in the business of developing and licensing software products and providing engineering and software consulting services. In an effort to increase revenues, as the Company attempts to reduce its operating losses, the Company has increased the amount of consulting services it performs and has utilized more of its product development personnel to perform these services. During the year ended September 30, 2002, the Company was not able to meet its obligations to make payroll on several occasions and has delayed paying vendors.

In an effort to improve its liquidity, the Company sold its IFE assets on November 26, 2001. The Company used the initial proceeds from this transaction to become current on its payroll obligations and become more current on its vendor obligations. Recently, the Company reduced its workforce by 9 employees in an effort to reduce its operating loss. See additional comments in "Liquidity and Capital Resources". Accordingly, historical results of operations are not indicative of and should not be relied upon as an indicator of future performance.

EMPLOYEES. At September 30, 2002, the Company had eight (8) full time employees and one (1) part time employee. During the year ended September 30, 2002the Company reduced its work force by 9 employees.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS. In addition to the other risk factors contained herein and within other filings with the Securities and Exchange Commission, the Company believes the following additional risk factors should be taken into consideration in evaluating its business:


     * ADDITIONAL FUNDING NEEDED. The Company needs additional funding to pay its obligations as they come due, further develop or enhance its products, and take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. The Company was unable to meet payroll for several pay periods and was unable to pay vendors until it sold its IFE assets. The Company's original financing plans were to obtain funding of approximately $2,000,000 as a result of the merger with ISES Corporation on February 28, 2000. Only $615,650 of funding was received. As a result of the unfunded commitment, the Company entered into a $200,000 line of credit with a bank, which is guaranteed by a stockholder, and entered in other debt arrangements of approximately $100,000. Also, the Company delayed paying vendors and employees.

          On November 26, 2001, the Company sold its IFE assets for $300,000, with additional amounts due to the Company upon collection of certain revenues by the Buyer of the IFE assets. The Company is also investigating several other financing activities, but there is no assurance that any funding will be obtained, or if obtained, the terms thereof may not be favorable. Also, the Company has focused its efforts on increasing revenues, primarily consulting revenues, but has been unable to consistently generate profitable operations. As a result of the continued losses, the Company is analyzing its costs and expenses and continues to seek and investigate transactions that would generate cash; however, there is no assurance that any such transaction will be identified or successfully closed. If additional capital cannot be obtained on acceptable terms, if and when needed, the Company may not be able to further develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on the Company's business.

     * THE COMPANY EXPECTS TO INCUR OPERATING AND NET LOSSES. The Company has a limited operating history, has incurred significant losses in the past year and, at September 30, 2002, had an accumulated deficit of $2,642,305 and a stockholders' deficit of $1,184,607. To date, the Company has recognized growing revenue, however; its ability to generate revenue is subject to substantial uncertainty and it has been unable to generate profitable operations. The Company expects to incur significant sales and marketing, research and development and general and administrative expenses. The Company will need to generate significant revenues to achieve profitability and positive operating cash flows and there are no assurances this revenue level can be obtained. Even if profitability and positive operating cash flow are achieved, the Company may not be able to achieve, sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

     * DEPENDENCE ON KEY CUSTOMERS. The Company's revenue is dependent on consulting services performed for two key customers. For the year ended September 30, 2002, 84 % of the Company's revenue was generated from these two customers. Due to the sale of the IFE assets, the Company will become more dependent on these customers.

     *    THE COMPANY'S  LIMITED  OPERATING  HISTORY AND THE EMERGING MARKET FOR
          INTERACTIVE TELEVISION MAKE ITS FUTURE FINANCIAL RESULTS UNPREDICTABLE. The Company's business and prospects depend on the development and market acceptance of interactive television. The Company's future revenue prospects are subject to a high degree of uncertainty. For the year ended September 30, 2002, the Company derived approximately 16% of its revenues from in-flight entertainment software license fees and 84% from interactive television consulting services. On November 26, 2001 the Company sold its IFE assets. In the future, however, the Company intends to generate revenue initially from consulting services and then from software license fees particularly in the emerging market of interactive television. The market for interactive television software is new, unproven and subject to rapid technology change. This market may never develop or may develop at a slower rate than anticipated. In addition, the Company's success in marketing the Company as a supplier of interactive television application software is dependent upon developing and maintaining relationships with industry-leading computer and consumer electronics manufacturers, network operators and Internet content providers. There is already competition in the market to provide interactive television software. Companies such as

          Liberate, Intellocity, Microsoft, and AOL have established a market presence and have significantly greater financial, marketing and technical resources than the Company. These companies who offer interactive television application software may capture a larger portion of the market than the Company. Any failure to establish relationships with interactive television equipment manufacturers and network operators will have a material adverse effect on the Company's business and prospects.

     * THE COMPANY'S BUSINESS IS DEPENDENT UPON THE SUCCESSFUL DEPLOYMENT OF DIGITAL SET TOP BOXES FOR INTERACTIVE TELEVISION TARGETED BY THE COMPANY. The Company's software products target specific interactive television systems and the opportunity to generate revenue can be directly related to the number and the timing of systems deployed. It is the Company's intent to pursue and support the most popular system platforms for these markets. If the targeted platforms fail to establish significant and timely deployment in the market it will have a material adverse effect on the Company's business and prospects.

     * THE COMPANY FACES COMPETITION FROM COMPANIES WITH SIGNIFICANTLY GREATER FINANCIAL, MARKETING, AND TECHNICAL RESOURCES. The markets for interactive television and in-flight entertainment systems are competitive. Companies that offer competing software applications and services for interactive television include Liberate, Intellocity, Microsoft, AOL and others. These entities each have a larger customer base, a greater number of applications, and greater brand recognition, market presence and financial, marketing and distribution resources than the Company. Other companies that offer competing software applications and services for in-flight entertainment include Nintendo, Infogrames, Tenzing, and Intergame some of which have a larger customer base, a greater number of applications, and greater brand recognition, market presence and financial, marketing and distribution resources than the Company. As a result, the Company will have difficulty increasing the number of design "wins" for its products and services.

     * THE COMPANY MAY NOT BE ABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE IN THE MARKETS IN WHICH IT COMPETES. The Company currently participates in markets which are subject to:

          *    rapid technology change;
          *    frequent product upgrades and enhancements;
          *    changing customer requirements for new products and features; and
          *    multiple, competing and evolving industry standards.

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

          * VOLATILITY OF STOCK PRICE. The market price of the Company's common stock is likely to fluctuate in the future. The Company believes that various factors, including quarterly fluctuations in results of operations, announcements of new products or partners by the Company or by its competitors, changes in interactive television markets in general, or general economic, political and market conditions may significantly affect the market price of its common stock.

ITEM 2: DESCRIPTION OF PROPERTY

MAIN OFFICE

The Company leases 4,800 square feet of office space located at 10641 Justin Drive, Urbandale Iowa from Brad Johnson Investments, LC, pursuant to a Lease dated as of the 13th day of March 2000. The lease is for a period of five (5) years and the base rent thereunder for the year-ended September 30, 2002 is approximately $60,000 per year. Management considers its current office space arrangements to be adequate for its current needs and for its short-term growth objectives.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company, through solicitation of proxies or otherwise, during the three months ended September 30,2002.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is authorized to issue 50,000,000 shares of its $0.001 par value common stock and 20,000,000 shares of its $0.001 par value preferred stock. As of September 30, 2002, the Company had 26,942,500 issued and outstanding shares of common stock.

The Company's common stock is traded on the OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers under the trading symbol "SSNP." The Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

As of September 30, 2002 the Company had approximately 45 common stock shareholders of record and there has been only a limited public market for the Company's common stock. The following table shows, for the periods indicated, the high and low per share prices of common stock, as reported on the OTC Electronic Bulletin Board. Such prices represent prices between dealers, do not include retail mark-ups, mark downs or conversions and may not represent actual transactions. No information is provided for periods prior to the effective date of the merger of ISES with and into the Company, which merger was effective February 28, 2000.

     Period Ended                              High                  Low
     ------------                              ----                  ---

     March 31, 2000 (one month)                $5.625               $3.937
     June 30, 2000                             $4.50                $1.875
     September 30, 2000                        $3.875               $0.937
     December 31, 2000                         $1.875               $0.375
     March 31, 2001                            $1.5625              $0.4688
     June 30, 2001                             $1.07                $0.35
     September 30, 2001                        $0.90                $0.40
     December 31, 2001                         $0.49                $0.17
     March 31, 2002                            $0.41                $0.20
     June 30, 2002                             $0.25                $0.09
     September 30, 2002                        $0.08                $0.03

On December  31,  2002,  the  closing bid and ask prices of the common  stock as
reported  on  the  OTC   Electronic   Bulletin   Board  were  $  0.01and  $0.01,
respectively.

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

In connection with the merger of ISES with and into the Company, the Acquisition Agreement and Plan of Merger (previously filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed March 1, 2000) provided for the issuance of 10,000,000 shares of common stock and 10,000 shares of convertible preferred stock for 100% of the outstanding shares of ISES. The convertible preferred stock automatically converts to 10,000,000 shares of common stock on February 28, 2002. Also in connection with the merger, an additional 2,200,000 shares of common stock were issued to others in exchange for locating investors and a commitment to raise $2,000,000 to fund the Company's working capital needs and general corporate purposes. As of September 30, 2002, $615,650 of the $2,000,000 had been received and recorded as additional paid-in capital. Management believes that it is unlikely that any additional capital will be provided by those entities, and is in the process of attempting to recover as many of those shares as possible. As of September 30, 2002, approximately 1,221,000 shares have been surrendered by these entities in lieu of additional capital contributions. During the year ended September 30, 2002, the Company transferred 307,500 of these to a consultant in lieu of cash payment. As of September 30, 2002, the 913,500 remaining shares were cancelled and returned to authorized but unissued shares.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Item 6 should be read in conjunction with the discussion included in Item 1 above, "Description of Business" and the financial statements of the Company included in Item 7 below.

REVENUES. The Company's revenues are derived from software and engineering consulting services provided to interactive television equipment manufacturers and technology providers, and software license fees and renewals of its SNAP2 Travel Kit Games for the IFE market. Consulting services are recognized using the invoice amount for labor hours as services are performed. Consulting services are typically performed under contracts of up to six months in duration and may be renewable, at the option of the customer. There are no assurances these agreements will be renewed. The Company's IFE revenues were comprised of two types: (i) software license fees from airlines for Airsoft Travel Kit Game products previously sold; and (ii) OEM initial product sales to IFE equipment manufacturers for SNAP2 Travel Kit Game products. Software license fees are recognized as revenue upon contract signing and shipment of the software master copy or download of software by the customers since the company does not incur significant additional support costs. Software maintenance fees from the Company's software products are recognized ratably over the term of the maintenance contract, which is typically one year in duration.

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

RESEARCH AND DEVELOPMENT. Primarily consists of payroll and related costs (salaries, payroll taxes, employee health insurance and employer 401(k) contributions) of engineering and software development staff, as well as, amounts paid to independent development consultants, to develop software and graphic arts owned and utilized by the Company. During the year ended September 30, 2002, the Company increased the amount of time its product development staff was utilized on consulting engagements. The Company expects to continue using a significant amount of its development staff on consulting projects during the next year as it strives to achieve more revenues and IFE development requirements will be reduced due to the sale of the IFE assets.

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

GENERAL AND  ADMINISTRATIVE.  Primarily  consists  of payroll and related  costs
(salaries, payroll taxes, employee health insurance and employer 401(k) contributions), legal fees, travel costs, facilities-related expenses, bad debt expense, depreciation and other administrative costs. The Company expects that general and administrative expense will decrease in the future as a result of cost cutting.

STOCK-BASED COMPENSATION. Effective September 30, 2002, the Company's Board of Directors, in conjunction with public opinion and new accounting pronouncement interpretations which were released in December 2002, elected to expense the imputed compensation cost related to stock options repriced or newly granted during the fiscal year ended September 30, 2002. The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model.

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

YEAR ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES

Total revenues increased 7% to $1,901,000 for the year ended September 30, 2002, compared to $1,778,000 for the year ended September 30, 2001. The increase was related primarily to an increase in software and engineering consulting services. Consulting services represented 84% and 69% of revenues for the years ended September 30, 2002 and 2001, respectively. During the year ended September 30, 2002, transactions with Microsoft and Rockwell accounted for 39% and 45%, respectively, of the Company's total revenues.

COST OF REVENUE

Cost of revenue increased 58% to $903,000 for the year ended September 30, 2002, compared to $570,000 for the year ended September 30,2001. The increase was related to the continued use of research and development personnel on consulting projects.

RESEARCH AND DEVELOPMENT

Research and development expense decreased69% to $288,000 for the year ended September 30, 2002, compared to $921,000 for the year ended September 30,2001. The decrease was related to the Company's continued focus on consulting services and the decrease in the number of employees working on product development.

SALES AND MARKETING

Sales and marketing expense decreased 75% to $157,000 for the year ended September 30, 2002, compared to $636,000 for the year ended September 30,2001. The decrease was related to the reduction of sales and marketing staff and expenditures in an effort to streamline the Company's marketing efforts and reduce expenses

GENERAL AND ADMINISTRATIVE

General and administrative expense increased 4% to $539,000 for the year ended September 30, 2002, compared to $518,000 for the year ended September 30,2001. The increase was due to costs and expenses needed to support the Company's ongoing operations.

STOCK-BASED COMPENSATION

In May and June 2002, the Company transferred, shares recovered from venture capital firms as noted in the "Liquidity and Capital Resources" section, an aggregate of 307,500 shares of restricted, unregistered common stock to an unrelated entity providing various financial services. These aggregate transactions were valued at $36,415, which was below the "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transactions. The differential between the "fair value" (approximately $0.20 per share) and the value of the services rendered resulted in a charge to operations of $25,085 for compensation expense related to common stock issuances at less than "fair value".

Effective September 30, 2002, the Company's Board of Directors, in conjunction with public opinion and new accounting pronouncement interpretations which were released in December 2002, elected to expense the imputed compensation cost related to stock options repriced or newly granted during the fiscal year ended September 30, 2002. The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model.

INTEREST EXPENSE

Interest expense increased 32% to $44,000 for the year ended September 30, 2002, compared to $34,000 for the year ended September 30, 2001. The increase was due to the increase of the accrued royalty payment.

GAIN ON SALE OF TECHNOLOGY ASSETS

Gain on sale of technology assets represents the initial $300,000 payment under the terms of the Agreement. Additional amounts received were recorded as software license fees revenue.

NET LOSS

Net loss decreased 50% to $450,000 for the year ended September 30, 2002, compared to $901,000 for the year ended September 30,2001. The decrease was primarily due to decrease in research and development and sales and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had cash of $47,000, accounts receivable of $197,000 and current liabilities of $ 666,000. Of the current liabilities, the Company is not paying the line of credit, current portion of long-term debt, accrued commissions (the largest portion of accrued payroll), accrued royalty and accrued interest expense. In order to continue as a going concern, the Company must continue to defer payment of its current liabilities and continue delaying payment to vendors. The Company's current monthly payroll is about $54,000 per month, after the recent reduction in the workforce.

Since its inception, the Company has experienced losses from operations and negative cash flows. At September 30, 2002, the Company had an accumulated deficit of $2,642,305 and a stockholders' deficit of $1,184,607. Recently, the Company reduced its workforce from 18 to 9 employees in an effort to reduce its operating loss. The Company will assess its operations in September 2002 to determine if these employees will be put back on the payroll or if additional layoffs are required. If business conditions warrant putting these employees back on the payroll, there are no assurances these employees will be available.

At its inception on February 28, 2000, (the date of filing of a Certificate of Merger with the Nevada Secretary of State), the Company merged with ISES Corporation with the Company as the surviving corporation. The merger was arranged for the Company by Investment Capital Corporation and Pursuit Capital LLC, venture capital firms located in Scottsdale, Arizona, in accordance with understandings these entities reached with ISES Corporation to raise capital in private transactions. According to their agreement, these entities were to raise $2,000,000 to fund the Company's post-merger research and development, marketing and overall expansion. Pursuant to and in consideration of this arrangement and the identification of the potential merger as an investment opportunity, the Company issued 2,200,000 shares of its $.001 par value per share common stock to these entities and/or their designees. During the fiscal quarter ended March 31, 2000, these entities conducted a private placement on behalf of the Company and raised $760,000, the proceeds of which have been given to the Company. For these funds, the Company issued an additional 760,000 shares of its $.001 per share common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $615,650 was received through September 30, 2002, leaving a balance of $1,384,350 to be provided by these entities. None of such shares of common stock was or will be registered under the Securities Act of 1933, as amended. Management believes that it is unlikely that these entities will provide any additional capital to the Company and is in the process of attempting to recover as many of such shares as possible. As of September 30, 2002, 1,221,000shares have been surrendered by those entities in lieu of additional capital contributions. During the three months ended June 30, 2002, the Company transferred 307,500 of these shares to a consultant in lieu of cash payment. As of September 30, 2002, the 913,500 remaining shares were cancelled and returned to authorized but unissued shares.

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

Since incorporation, ISES (the Company's predecessor in interest pursuant to the merger) and the Company after the merger, have experienced various levels of losses and negative cash flow from operations and notwithstanding the merger, expects to experience negative cash flows in the foreseeable future.. In addition, the Company needs to raise additional capital to meet its obligations and to continue product development efforts, and there can be no assurance the Company will be able to obtain additional financing on favorable terms, if at all. If additional capital cannot be obtained on acceptable terms, if and when needed, the Company may not be able to continue as a going concern, further develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on the Company's business.

ITEM 7: FINANCIAL STATEMENTS

The required financial statements begin on page F-1 of this document.

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

To the knowledge of management, during the audit of the period ended September 30, 1999, there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The change in the Company's accountants was previously reported on the Company's Current Report on Form 8-K filed with the SEC on December 20, 2000.

On December 4, 2002, the Board of Directors approved the hiring of S.W. Hatfield, CPA as the Company's independent accountants for the audit of the financial statements of the Company for the year ended September 30, 2002. The Company's previous accountant as discussed above was KPMG.

The audit reports of KPMG on the financial statements of the Company for the periods ended September 30, 2001 and September 30, 2000 did not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope, or accounting principles, except as to an uncertainty regarding the Company's ability to continue as a going concern due to recurring losses and the absence of sources of revenue.

To the knowledge of management, during the audits of the periods ended September 30, 2001 and September 30, 2000, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The change in the Company's accountants was previously reported on the Company's Current Report on Form 8-K filed with the SEC on December 13, 2002.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS.

The Company's directors and executive officers are as follows:

            Name                      Age                   Positions
            ----                      ---                   ---------
     Dean R.("Rick") Grewell III      44             President, CEO and Director
     Stephen Dukes                    48             Director

The terms of each director of the Company will expire in January 2003 or at such time as their successors shall have been elected and qualified.

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

Steve Johnson, Anthony Hoffman and Mark Malinak, former employees and directors of the Company resigned as directors as well as their positions in the Company in May 2002. Mike Hennel and Sheldon Ohringer resigned as directors of the Company in August 2002.

The number of directors for the Company is currently set at two by action of the remaining members of the Board. The Bylaws permit the Board of Directors to establish the number of directors at not less than one (1) nor more than fifteen
(15). Each of Company's directors is elected to a one year term and until his or her successor is elected. Directors need not be shareholders of the Company or residents of any particular jurisdiction.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Former directors and officers Steven L. Johnson and Antony Hoffman filed form 3s on December 14, 2000 to disclose options given to them in February 1999 with respect to an aggregate (as adjusted for stock splits and shares issued pursuant to the merger) of 1,734,450 shares each of Company common stock currently owned by Director and President Dean R. Grewell III. Mr. Grewell's related Form 4 disclosing these options was also filed on December 14, 2000. These options were cancelled upon the resignation of these persons. Mr. Grewell has not filed an update Form 4 to reflect these changes.

Stephen Dukes was granted options pursuant to the Company's Incentive Stock Option Plan as follows:

          Name                  Date of Grant               No. of Shares
          ----                  -------------               -------------
     Stephen Dukes             January 15, 2001                100,000
     Stephen Dukes             March 31, 2002                  100,000

Neither Mr. Dukes nor other directors, who have subsequently resigned, have filed Form 3s with respect to their grants due to the Company's inability to pay certain of its vendors to prepare and file the necessary forms.

ITEM 10: EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following summary compensation table shows the compensation paid by the Company to its chief executive officer and each of its executive officers whose salary and bonus for the year ended September 30, 2002 exceeded one hundred thousand dollars ($100,000).

                           SUMMARY COMPENSATION TABLE

           Name and              Fiscal Year
           Position         Ended September 30,        Salary          Bonus
           --------         -------------------        ------          -----
     Dean R. Grewell, III          2002               $129,288          $0
     President and CEO             2001               $124,500          $0
                                   2000               $138,866          $0

DIRECTOR COMPENSATION

The Company at this time only reimburses travel and communication expenses for board meetings. The Company believes in the future outside directors will be compensated with money and stock options. The Company has included directors in the current Stock Incentive Plan.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's equity securities by each of the Company's directors and executive officers and each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's voting securities.

                            Security Ownership Table

           Name and Address of                      Number of       Percentage
              Beneficial Owner                      Shares(1)      Ownership(1)
              ----------------                      ---------      ------------
Dean R. Grewell, III
1032 54th, West Des Moines, Iowa 50266           17,015,550(2)(3)   62.46%(2)(3)

Stephen Dukes
206 Amanda Lane, Camano Island, Washington 98282    200,000(3)        .73%(3)

All executive officers and directors
 as Group (2 persons)                            17,215,550(2)(3)   63.19%(2)(3)

----------
(1) Ownership totals and percentages are computed based on the actual number of shares of Company common stock issued and outstanding (26,942,500) plus the exercise by the executive officers and directors of options for 300,000 shares of common stock pursuant to the Company's Incentive Stock Option Plan. The totals and percentages do not include options for 1,165,000 shares of common stock granted to non-executive employees of the Company under the Company's Incentive Stock Option Plan, 880,000 of which were exercisable at September 30,2002. The totals and percentages also include options granted by Mr. Grewell.

(2) Assumes exercise of all options granted by Mr. Grewell, 1,734,450 shares total, all of which, subject to vesting requirements are exercisable immediately.

(3)  Assumes exercise of outstanding options.

Other than Alex Resh, an employee of the Company who has options from Mr. Grewell with respect to 1,734,450 shares of common stock (6.37%) of the Company, if exercised management of the Company is not aware of any person or entity beneficially owning in excess of five percent (5%) of the Company's common stock.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

With the exception of (i) a loan to the Company from Dean R. Grewell, Jr. (father of Dean R. Grewell III) and (ii) payments for services rendered by ISES Canada, as described in Note J and Note P, respectively, to the Company's audited financial statements included in Item 7 above, the Company has not been a party to any transaction during the last two years, or proposed transaction, of the type required to be disclosed under this Item. The transactions to which this Item applies are transactions involving the Company and in which any of the following types of persons had or is to have a direct or indirect material interest:

     *    any director or officer of the Company,

     *    any nominee for election as a director of the Company,

     *    any beneficial owner of more than 5% of the Company's common stock, or

     *    any member of the immediate family of any person referred to above.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following are the exhibits to this annual report.

       Exhibit No.                      Description of Exhibit
       -----------                      ----------------------

          2 Amended and Restated Asset Purchase Agreement dated November 26, 2001 by and among Company and ISES Canada (a wholly-owned subsidiary of Company), as Sellers and Inflight Digital Entertainment Ltd. as Buyer (Incorporated by reference to the Company's Form 8-K/A filed on December 10, 2001 with respect to an event which occurred November 26, 2001)
          3.1 Articles of Incorporation, as amended (Incorporated by reference to the Company's 10-KSB for the fiscal year ended September 30, 2000)
          3.2 Bylaws, as amended (Incorporated by reference to the Company's 10-KSB for the fiscal year ended September 30,
                   2000)
          10.4 Investment Capital Corporation - Letter agreement regarding Merger of White Rock Enterprises, Ltd. and ISES Corporation (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)
          10.5 Investment Capital Corporation - Memo regarding proposed new capital structure of White Rock Enterprises, Ltd. reflecting the merger (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)
          10.8 License and Distribution Agreement dated October 1, 1999 pursuant to which ISES Corporation appoints Licensee Rockwell Collins, Inc. and End User Air France (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)
          10.12 First Amendment to SNAP2 Corporation Stock Option Plan (Amending Stock Option Plan previously filed as Exhibit 10.12 to the Company's 10-QSB for the period ended June 30, 2000)
          10.21 Master Consulting Agreement effective as of August 1, 2001, as amended effective as of August 1, 2001, together with related Work Plans between SNAP2 Corporation and Microsoft Corporation (Incorporated by reference to the Company's 10-KSB for the fiscal year ended September 30, 2001)
          10.23    Support  Services  Agreement  No.  4500601442  with  Rockwell
                   Collins dated November 2, 2001, together with related Statement of Work (Incorporated by reference to the Company's 10-QSB for the period ended December 31, 2001)

          10.24    Support  Services  Agreement  No.  4500601445  with  Rockwell
                   Collins,  dated  November  7,  2001,  together  with  related
                   Statement of Work (Incorporated by reference to the Company's
                   10-QSB for the period ended December 31, 2001)
          10.25    Support  Services  Agreement  No.  4500549310  with  Rockwell
                   Collins  dated  December  6,  2001,   together  with  related
                   Statement of Work (Incorporated by reference to the Company's
                   10-QSB for the period ended December 31, 2001)
          10.26    Support  Services  Agreement  No.  4500667599  with  Rockwell
                   Collins  dated  February  14,  2002,  together  with  related
                   Statement  of  Work.   (Incorporated   by  reference  to  the
                   Company's 10-QSB for the period ended March 31, 2002)
          *99      Certification of Financial Information
----------
     * Filed herewith

(b) Reports on Form 8-K

On December 13, 2002 the Company filed a Current Report on Form 8-K with respect to its decision on December 4, 2002 to replace its existing independent auditors KPMG, LLC and to utilize the services of S.W. Hatfield, CPA, Dallas, Texas as its independent auditors for fiscal year-ended September 30, 2002.

ITEM 14:  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SNAP2 CORPORATION


Date: February 18, 2003                      By: /s/ Dean R. Grewell
                                                 -------------------------------
                                                 Dean R. Grewell, III, President

                                  CERTIFICATION

     I, Dean R. ("Rick") Grewell III, certify that:

     1. I have reviewed this annual report on Form 10-KSB of SNAP2 Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have  indicated  in this  annual  report  whether  or not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003.
                                       /s/ Dean R. Grewell
                                       -----------------------------------------
                                       Dean R. ("Rick") Grewell III, President,
                                       President and Chief Executive Officer and
                                       Treasurer and Chief Financial Officer

                                SNAP2 CORPORATION

                                    CONTENTS


                                                                        Page
                                                                        ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-2

FINANCIAL STATEMENTS

   Balance Sheets
     as of September 30, 2002 and 2001                                   F-3

   Statements of Operations and Comprehensive Income
     for the years ended September 30, 2002 and 2001                     F-5

   Statement of Changes in Shareholders' Equity
     for the years ended September 30, 2002 and 2001                     F-6

   Statements of Cash Flows
     for the years ended September 30, 2002 and 2001                     F-7

   Notes to Financial Statements                                         F-9

S. W. HATFIELD, CPA
certified public accountants

Member: Texas Society of Certified Public Accountants
        Press Club of Dallas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
SNAP2 Corporation

We have audited the accompanying balance sheet of SNAP2 Corporation (a Nevada corporation) as of September 30, 2002 and the related statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of SNAP2 Corporation as of and for the year ended September 30, 2001 were audited by other auditors whose report was dated December 14, 2001 and included a paragraph expressing substantial doubt about SNAP2 Corporation's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SNAP2 Corporation as of September 30, 2002 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company is dependent upon cash flows from the licensing of technology products sold during Fiscal 2002 and has significant debt and other liabilities. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note
C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                         /s/ S. W. HATFIELD, CPA
Dallas, Texas
January 17, 2003


                     Use our past to assist your future (sm)
(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                                SNAP2 CORPORATION
                                 BALANCE SHEETS
                           September 30, 2002 and 2001

                                                                    September 30,      September 30,
                                                                        2002               2001
                                                                      ---------          ---------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                            $  47,107          $  10,792
  Accounts receivable - trade, net of allowance
    for doubtful accounts of approximately $-0-, respectively           196,729            143,794
  Prepaid expenses                                                        8,058                 --
                                                                      ---------          ---------

     TOTAL CURRENT ASSETS                                               251,894            154,586
                                                                      ---------          ---------

PROPERTY AND EQUIPMENT - AT COST
  Computer equipment                                                     65,832             62,092
  Office furniture, fixtures and equipment                               47,047             49,952
                                                                      ---------          ---------
                                                                        112,879            112,044
  Accumulated deprecation                                               (77,228)           (56,464)
                                                                      ---------          ---------

     NET PROPERTY AND EQUIPMENT                                          35,651             55,580
                                                                      ---------          ---------

OTHER ASSETS                                                                300                300
                                                                      ---------          ---------

TOTAL ASSETS                                                          $ 287,845          $ 210,466
                                                                      =========          =========

                                  - CONTINUED -

The accompanying notes are an integral part of these financial statements.

                                SNAP2 CORPORATION
                           BALANCE SHEETS - CONTINUED
                           September 30, 2002 and 2001

                                                         September 30,        September 30,
                                                             2002                 2001
                                                          -----------          -----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit payable to a bank                        $   160,000          $   200,000
  Current maturities of long-term debt                        113,000               66,000
  Accounts payable - trade                                     69,014              205,312
  Accrued payroll and related liabilities                     238,752              310,358
  Accrued royalty payable                                      33,000               12,750
  Accrued interest payable                                     21,465               14,209
  Deferred revenues                                            31,031               46,809
                                                          -----------          -----------

      TOTAL CURRENT LIABILITIES                               666,262              855,438
                                                          -----------          -----------

LONG-TERM LIABILITIES
  Long-term Debt, net of current maturities                   111,615              158,615
  Deferred compensation - fair
   value of vested stock options                              694,575                   --
                                                          -----------          -----------

      TOTAL LIABILITIES                                     1,472,452            1,014,053
                                                          -----------          -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock - $0.001 par value. 20,000,000
   shares authorized -0- and 10,000 shares issued
   and outstanding, respectively                                   --                   10
  Common stock - $0.001 par value. 50,000,000
   shares authorized. 26,942,500 and 17,856,000
   shares issued and outstanding, respectively                 26,943               17,856
  Additional paid-in capital                                1,450,239            1,417,528
  Unearned compensation                                       (19,484)             (46,400)
  Accumulated deficit                                      (2,642,305)          (2,192,581)
                                                          -----------          -----------

      TOTAL SHAREHOLDERS' EQUITY                           (1,184,607)            (803,587)
                                                          -----------          -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   287,845          $   210,466
                                                          ===========          ===========

The accompanying notes are an integral part of these financial statements.

                                SNAP2 CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended September 30, 2002 and 2001

                                                        Year ended            Year ended
                                                       September 30,         September 30,
                                                           2002                  2001
                                                       ------------          ------------
REVENUES
  Consulting                                           $  1,598,633          $  1,229,708
  Software license fees                                     220,775               496,260
  Software maintenance and other                             81,531                52,468
                                                       ------------          ------------
      TOTAL REVENUES                                      1,900,939             1,778,436

COSTS OF REVENUE                                            902,952               569,972
                                                       ------------          ------------

GROSS PROFIT                                                997,987             1,208,464
                                                       ------------          ------------
OPERATING EXPENSES
  Research and development expenses                         288,387               921,127
  Sales and marketing costs                                 156,589               636,086
  General and administrative expenses                       539,613               518,430
  Compensation expense related to common
   stock issuances at less than "fair value"                 25,085                    --
  Compensation expense related to fair
   value of granted and repriced stock options              694,575                    --
                                                       ------------          ------------

      TOTAL OPERATING EXPENSES                            1,704,249             2,075,643
                                                       ------------          ------------

LOSS FROM OPERATIONS                                       (706,262)             (867,179)

OTHER INCOME
  Interest expense                                          (44,460)              (33,719)
  Gain on sale of property and equipment                        998                    --
  Gain on sale of technology assets                         300,000                    --
                                                       ------------          ------------
NET INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                                              (449,724)             (900,898)

PROVISION FOR INCOME TAXES                                       --                    --
                                                       ------------          ------------

NET LOSS                                                   (449,724)             (900,898)

OTHER COMPREHENSIVE INCOME                                       --                    --
                                                       ------------          ------------

COMPREHENSIVE LOSS                                     $   (449,724)         $   (900,898)
                                                       ============          ============
Earnings per share of common stock
 outstanding computed on net income
 (loss), principally from discontinued
 operations - basic and fully diluted                  $      (0.02)         $      (0.05)
                                                       ============          ============
Weighted-average number of shares
 outstanding - basic and fully diluted                   23,378,508            17,856,000
                                                       ============          ============

The accompanying notes are an integral part of these financial statements.

                               SNAP 2 CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended September 30, 2002 and 2001

                                                 Convertible
                                               Preferred Stock           Common Stock            Additional
                                              ------------------       --------------------        paid-in
                                              Shares      Amount       Shares        Amount        capital
                                              ------      ------       ------        ------        -------
BALANCES AT OCTOBER 1, 2001                    10,000      $ 10      17,856,000     $ 17,856     $ 1,188,858

Capital contribution                               --        --              --           --         188,790
Stock options issued to employees
 at below fair value                               --        --              --           --          39,880
Amortization of unearned compensation              --        --              --           --              --
Net loss for the year                              --        --              --           --              --
                                              -------      ----     -----------     --------     -----------
BALANCES AT SEPTEMBER 30, 2001                 10,000        10      17,856,000       17,856       1,417,528

Mandatory conversion of preferred stock
 in February 2002                             (10,000)      (10)     10,000,000       10,000          (9,990)
Surrender of common stock on unfunded
 capital raising                                   --        --      (1,221,000)      (1,221)          1,221
Issuance of common stock for settlement
 of accounts payable                               --        --         307,500          308          61,192
Amortization of unearned compensation              --        --              --           --              --
Adjustment for effective cancellation
 of stock options issued in prior years
 due to March 2002 repricing and election
 to recognize expense concurrent with the
 effective reissuance of "new" options             --        --              --           --         (19,712)
Net loss for the year                              --        --              --           --              --
                                              -------      ----     -----------     --------     -----------

BALANCES AT SEPTEMBER 30, 2002                     --      $ --      26,942,500     $ 26,943     $ 1,450,239
                                              =======      ====     ===========     ========     ===========

                                                Unearned         Accumulated
                                               compensation       deficit            Total
                                               ------------       -------            -----
BALANCES AT OCTOBER 1, 2001                     $(17,650)       $(1,291,683)     $  (102,609)

Capital contribution                                  --                 --          188,790
Stock options issued to employees
 at below fair value                             (39,880)                --               --
Amortization of unearned compensation             11,130                 --           11,130
Net loss for the year                                 --           (900,898)        (900,898)
                                                --------        -----------      -----------
BALANCES AT SEPTEMBER 30, 2001                   (46,400)        (2,192,581)        (803,587)

Mandatory conversion of preferred stock
 in February 2002                                     --                 --               --
Surrender of common stock on unfunded
 capital raising                                      --                 --               --
Issuance of common stock for settlement
 of accounts payable                                  --                 --           61,500
Amortization of unearned compensation              7,204                 --            7,204
Adjustment for effective cancellation
 of stock options issued in prior years
 due to March 2002 repricing and election
 to recognize expense concurrent with the
 effective reissuance of "new" options            19,712                 --               --
Net loss for the year                                 --           (449,724)        (449,724)
                                                --------        -----------      -----------

BALANCES AT SEPTEMBER 30, 2002                  $(19,484)       $(2,642,305)     $(1,184,607)
                                                ========        ===========      ===========

The accompanying notes are an integral part of these financial statements.

                                SNAP2 CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Years ended September 30, 2002 and 2001

                                                           Year ended          Year ended
                                                          September 30,       September 30,
                                                              2002               2001
                                                            ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                  $(449,724)         $(900,898)
  Adjustments to reconcile net income to net cash
   provided by operating activities
      Depreciation                                             22,506             23,789
      Amortization                                              7,204             11,130
      Gain on sale of property and equipment                     (998)                --
      Gain on sale of technology assets                      (300,000)                --
      Compensation expense related to common
       stock issuances at less than "fair value"               25,085                 --
      Compensation expense related to fair
       value of vested stock options                          694,575                 --
      (Increase) Decrease in
        Accounts receivable                                   (52,935)           (16,515)
        Other assets                                           (8,058)             4,460
      Increase (Decrease) in
        Accounts payable and accrued expenses                (143,983)           446,150
        Deferred revenues                                     (15,778)            37,466
                                                            ---------          ---------

NET CASH USED IN OPERATING ACTIVITIES                        (222,106)          (394,418)
                                                            ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash received from sale of property and equipment             1,500                 --
  Cash received from sale of technology assets                300,000                 --
  Purchases of property and equipment                          (3,079)            (2,536)
                                                            ---------          ---------

NET CASH USED IN INVESTING ACTIVITIES                         298,421             (2,536)
                                                            ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net activity on short-term line of credit                   (40,000)           200,000
  Additional capital contributions                                 --            188,790
                                                            ---------          ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     (40,000)           388,790
                                                            ---------          ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               36,315             (8,164)

Cash and cash equivalents at beginning of period               10,792             18,956
                                                            ---------          ---------

Cash and cash equivalents at end of period                  $  47,107          $  10,792
                                                            =========          =========

                                  - CONTINUED -

The accompanying notes are an integral part of these financial statements.

                                SNAP2 CORPORATION
                      STATEMENTS OF CASH FLOWS - CONTINUED
                     Years ended September 30, 2002 and 2001

                                                             Year ended         Year ended
                                                            September 30,      September 30,
                                                                2002              2001
                                                              ---------         ---------
SUPPLEMENTAL DISCLOSURES OF INTEREST AND
INCOME TAXES PAID
  Interest paid during the period                             $  37,204         $  19,510
                                                              =========         =========
  Income taxes paid (refunded)                                $      --         $      --
                                                              =========         =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Conversion of loan from shareholder to common stock         $      --         $  50,000
                                                              =========         =========
  Conversion of preferred stock to common stock               $  10,000         $      --
                                                              =========         =========
  Payment of professional fees with common stock              $  36,415         $      --
                                                              =========         =========

The accompanying notes are an integral part of these financial statements.

                                SNAP2 CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

SNAP2 Corporation (Company) was incorporated on October 8, 1998 under the laws of the State of Nevada as White Rock Enterprises, Ltd. The Company was originally formed for the purpose of developing and marketing a sole product, a boot dryer that dries both boots and shoes, for commercial and consumer use.

Effective February 28, 2000, the Company merged with ISES Corporation (a privately-owned Iowa corporation originally incorporated on May 14, 1997) (ISES) with the Company being the legal surviving entity. In connection with the merger, the Company disposed of its boot dryer product.

Concurrent with the merger, the Company became a software product developer and software service provider for in-flight entertainment systems (IFE) principally for commercial passenger aircraft and television set-top boxes (STB) for interactive television. The Company's name was changed to SNAP2 Corporation pursuant to Articles of Amendment filed July 12, 2000.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of September 30.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

NOTE C - GOING CONCERN UNCERTAINTY

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America which contemplate the realization of assets and liquidation of liabilities in the normal course of business.

On November 26, 2001 the Company entered into an Asset Purchase Agreement (Agreement) with Inflight Digital Limited, a company incorporated under the laws of England and Wales. Pursuant to this Agreement, the Company agreed to sell Inflight Digital Limited all of the Company's IFE assets. Accordingly, subsequent to November 26, 2001, the Company is principally dependent upon cash flows from license fees related to these technology products sold during Fiscal 2002.

The Company continues to have significant debt and other liabilities and does not have direct control over it's cash income stream, does not have significant cash on hand nor other assets sufficient to cover its operating costs to allow it to continue as a going concern. The financial statements do not include any adjustments that might result if the Company is unable to continue its operations.

                                SNAP2 CORPORATION

NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

The Company has entered into and is currently negotiating additional contracts for its products and services. The Company sold part of its intellectual property and is also exploring the licensing or additional sale of its intellectual property and is attempting to raise additional capital. Also, the Company has delayed making certain debt payments and other obligations.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company may anticipate future sales and/or offerings of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event the Company is unable to acquire adequate working capital from appropriate sources, including management and/or significant stockholders and/or conventional debt or equity sources, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

NOTE D - REVERSE ACQUISITION TRANSACTION

Effective February 28, 2000, the Company merged with ISES Corporation (ISES), with the Company as the surviving corporation. At the date of the merger, the Company was a "shell company" as the Company had no assets or liabilities, had generated no revenues since inception, and had incurred total expenses of $6,100 since its inception on October 8, 1998.

In connection with the merger, the Company issued 10,000,000 shares of common stock and 10,000 shares of convertible preferred stock for 100% of the outstanding shares of ISES. The convertible preferred stock automatically converted to 10,000,000 shares of common stock on February 28, 2002.

The merger transaction has been accounted for as a reverse acquisition. In such a transaction, the surviving operating enterprise, ISES, is determined to be the acquiring enterprise for financial reporting purposes. The historical financial statements of ISES are presented as the historical financial statements of the combined enterprise.

                                SNAP2 CORPORATION

NOTE D - REVERSE ACQUISITION TRANSACTION - CONTINUED

The equity of the Company is presented as the equity of ISES retroactively restated to reflect the par value of the issued and outstanding stock of the Company after giving effect to the number of shares issued and outstanding at the date of the merger and the shares issued in the merger transaction as if this had been the equity structure of the Company from it's inception.

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   CASH AND CASH EQUIVALENTS

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   ACCOUNTS RECEIVABLE

     In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located throughout the World, principally in the United States of America, the United Kingdom, France and South America. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

3.   REVENUE RECOGNITION

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

     Software maintenance revenues are recognized ratably over the term of the related agreements.

4.   PROPERTY AND EQUIPMENT

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method, generally three to seven years.

     Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

                                SNAP2 CORPORATION

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

5.   STOCK-BASED COMPENSATION

     The Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related interpretations, through September 30, 2002. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period for those options granted to employees and directors.

     Effective September 30, 2002, the Company's Board of Directors, in conjunction with public opinion and new accounting pronouncement interpretations which were released in December 2002, elected to expense the imputed compensation cost related to stock options repriced or newly granted during Fiscal 2002. The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model.

     Compensation cost for stock options issued other than to employees and directors, if any, is recognized at the date of grant. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation" for periods prior to Fiscal 2002.

6.   RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses are charged to operations as incurred.

7.   ADVERTISING COSTS

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

8.   INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                                SNAP2 CORPORATION

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

9.   INCOME (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2002 and 2001, respectively, the Company's outstanding stock warrants, options and/or convertible securities are considered antidilutive for purposes of the loss per share calculation due to the Company's net operating loss position.

NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE G - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash in accounts with a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation
(FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended September 30, 2002 and 2001, the Company at various time had deposits with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2002 or 2001 as a result of any of these unsecured situations.



                (Remainder of this page left blank intentionally)

                                SNAP2 CORPORATION

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2002 and 2001:

                                           September 30,    September 30,
                                               2002            2001         Estimated life
                                             ---------       ---------      --------------
Computer equipment                           $  65,832       $  62,092          3 years
Office furniture, fixtures and equipment        47,047          49,952         3-7 years
                                             ---------       ---------
                                               112,879         112,044
Less accumulated depreciation                  (77,228)        (56,464)
                                             ---------       ---------

Net property and equipment                   $  35,651       $  55,580
                                             =========       =========

Depreciation expense for the years ended September 30, 2002 and 2001 was approximately $22,506 and $23,789, respectively.


NOTE I - LINE OF CREDIT PAYABLE TO A BANK

                                                 September 30,     September 30,
                                                     2002              2001
                                                 -------------     -------------
$200,000  revolving line of credit.  Interest
 at the Bank's  commercial  base lending rate
 (7.25%  at  September  30,  2002).  Interest
 payable monthly.  Principal and accrued, but
 unpaid, interest due at maturity in February
 2003. Collateralized by virtually all of the
 Company's accounts  receivable and equipment
 and    a    guarantee     of    a    Company
 director/officer.                                 $ 160,000         $ 200,000
                                                   =========         =========

NOTE J - LONG-TERM DEBT

                                                 September 30,     September 30,
                                                     2002              2001
                                                 -------------     -------------
$135,000  note  payable  to a related  party.
 Interest  at  9.0%.   Payable  in  quarterly
 installments of approximately  $9,586,  plus
 accrued  interest,  commencing July 1, 2001.
 Unsecured.  The Company has been  delinquent
 in all  scheduled  payments  since  June  1,
 2000.  The  lending  party  has  not  issued
 demand for payment nor  acceleration  of all
 delinquent payments to the Company.               $ 124,615         $ 124,615

                                SNAP2 CORPORATION

NOTE J - LONG-TERM DEBT - CONTINUED

                                                 September 30,     September 30,
                                                     2002              2001
                                                 -------------     -------------

$100,000 note payable to the Iowa  Department
 of   Economic   Development.    Payable   in
 semi-annual  royalty payments equal to 1.50%
 of the prior year's gross  revenues  until a
 total repayment  amount of $200,000 has been
 reached. Unsecured.                               $ 100,000         $ 100,000
                                                   ---------         ---------

      Total long-term debt                           224,615           224,615
      Less current maturities                       (119,543)          (66,000)
                                                   ---------         ---------

      Long-term portion                            $ 105,072         $ 158,615
                                                   =========         =========

Future maturities of long-term debt are as follows:

                                                Year ending
                                               September 30           Amount
                                               ------------           ------
                                                   2003              $119,543
                                                   2004                52,343
                                                   2005                14,000
                                                   2006                14,000
                                                   2007                14,000
                                                   2008                10,729
                                                                     --------

                                                   Totals            $224,615
                                                                     ========

NOTE K - RETIREMENT PLAN

The Company has a 401(k) plan (401(k) Plan) that covers substantially all full-time employees that meet certain eligibility requirements. The plan became effective November 1, 2000. Under the terms of the 401(k) Plan, employees can contribute up to 10% of maximum compensation as prescribed by law to the plan. Employee contributions are matched by the Company at 50% up to a maximum of 10% of eligible compensation. For the years ended September 30, 2002 and 2001, the Company's matching portion of the plan amounted to approximately $-0- and $48,085, respectively.

NOTE L - GAIN ON SALE OF INTELLECTUAL PROPERTY

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

                                SNAP2 CORPORATION

NOTE L - GAIN ON SALE OF INTELLECTUAL PROPERTY - CONTINUED

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

In November 2001, the Company received $300,000 as a result of this transaction, which was recorded as a gain on sale. Additional amounts to be received will be recorded as license fees. The Company's fees related to this Agreement for the years ended September 30, 2002 and 2001 were approximately $67,956 and $496,260, respectively. Had the transaction occurred at the beginning of the years ended September 30, 2002 and 2001, respectively, license fee revenues would have approximated $50,000 and $345,000.

It is not anticipated that future operating expenses will not be reduced as a result of this transaction.

NOTE M - INCOME TAXES

The components of income tax (benefit) expense for the years ended September 30, 2002 and 2001, respectively, are as follows:

                                            Year ended              Year ended
                                           September 30,          September 30,
                                               2002                   2001
                                           -------------          -------------
     Federal:
       Current                                $    --               $    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
     State:
       Current                                     --                    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------

       Total                                  $    --               $    --
                                              =======               =======

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $2,100,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                                SNAP2 CORPORATION

NOTE M - INCOME TAXES - CONTINUED

The Company's income tax expense (benefit) for the years ended September 30, 2002 and 2001, respectively, are as follows:

                                                            September 30,      September 30,
                                                                2002               2001
                                                              ---------          ---------
Statutory rate applied to income before income taxes          $(152,900)         $(306,300)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                 --                 --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward           152,900            306,300
                                                              ---------          ---------

  Income tax expense                                          $      --          $      --
                                                              =========          =========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2002 and 2001, respectively:

                                                September 30,      September 30,
                                                    2002               2001
                                                  ---------          ---------
Deferred tax assets
  Net operating loss carryforwards                $ 714,000          $ 575,000
  Less valuation allowance                         (714,000)          (575,000)
                                                  ---------          ---------

Net Deferred Tax Asset                            $      --          $      --
                                                  =========          =========

During the years ended September 30, 2002 and 2001, the reserve for the deferred
current  tax  asset   increased  by   approximately   $139,000   and   $307,000,
respectively.

NOTE N - COMMON STOCK TRANSACTIONS

In connection with the February 28, 2000 reverse acquisition transaction the Company issued an additional 2,200,000 shares of restricted, unregistered common stock to various unrelated parties in exchange for locating investors and a commitment to raise $2,000,000 to fund the Company's working capital needs and for general corporate purposes.

Through September 30, 2001, an aggregate of approximately $615,650 had been received in consideration for the issuance, in prior periods, of 2,000,000 shares of restricted, unregistered common stock. As of September 30, 2001, Management was of the opinion that it was unlikely that any additional capital will be provided and began the process to recover as many of the approximately 1,523,460 unearned shares as possible. In May 2002, the Company was successful in recovering 1,221,000 of the unearned shares of common stock. The effect of this action was to reallocate the par value of the surrendered shares to additional paid-in capital.

                                SNAP2 CORPORATION

NOTE N - COMMON STOCK TRANSACTIONS - CONTINUED

In May and June 2002, the Company issued an aggregate 307,500 shares of restricted, unregistered common stock to an unrelated entity providing various financial services. These aggregate transactions were valued at approximately $36,415, which was below the "fair value" of the Company's common stock based on the quoted closing price of the Company's common stock on the date of the respective transactions. The differential between the "fair value" (approximately $0.20 per share) and the value of the services rendered resulted in a charge to operations of approximately $25,085 for compensation expense related to common stock issuances at less than "fair value".

NOTE O - STOCK OPTIONS

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

The Company's Board of Directors adopted the Stock Option Plan (Plan) effective March 15, 2000. Under the Plan, options may be granted to employees, officers, consultants, directors and advisors to purchase up to an aggregate of 5,000,000 shares of the Company's common stock. Options granted under the Plan may be options that are intended to qualify as incentive stock options and options that are not intended to so qualify. If incentive stock options are granted to a person possessing more than ten percent of the combined voting power or value of all classes of stock of the Company, the exercise price shall not be less than 110% of the Company's common stock fair market value on the date of grant. Under the Plan, the term of options may not exceed ten years unless an incentive stock option is granted to a stockholder who owns more than ten percent of the combined voting power of the Company, then the term may not exceed five years. The Board of Directors determines the exercise price, vesting period of options at the date of grant and other conditions as specified in the Plan.

The Company applied the provisions of APB No. 25 and related interpretations in accounting for stock options and related compensation expense, if any, under the Plan for all periods prior to October 1, 2002, as retroactively adjusted. Compensation expense of approximately $7,204 and $11,130 was recognized for stock options issued below fair value to employees to purchase 447,500 shares of the Company's common stock during the years ended September 30, 2002 and 2001, respectively. Had the Company determined compensation cost based on the fair value at the grant date for stock options including options granted by the Company's president under SFAS 123, the Company's net loss and net loss per share would have been as indicated below:

                                                                   Year ended
                                                                  September 30,
                                                                      2001
                                                                  -------------
Net loss - as reported                                            $  (900,898)
Net loss - pro forma                                              $(1,308,519)
Loss per share, basic and fully diluted - as reported             $     (0.05)
Loss per share, basic and fully diluted - pro forma               $     (0.06)

                                SNAP2 CORPORATION

NOTE O - STOCK OPTIONS - CONTINUED

Effective September 30, 2002, the Company's Board of Directors, in conjunction with public opinion and new accounting pronouncement interpretations which were released in December 2002, elected to expense the imputed compensation cost related to stock options repriced or newly granted during Fiscal 2002.

During March 2002, the Company issued approximately 1,060,000 new options and repriced an aggregate 1,512,500 existing options with exercise prices ranging between $0.52 and $3.60 per share to approximately $0.272 per share. The repricing event effected a cancellation of the initial outstanding option and an equivalent replacement grant of equivalent new options. The overall effect of the issuance of the new options and the repriced options were components of the charge to expense for the imputed compensation costs of these items.

The new options issued as a result of the repricing vest at a rate of 75% on the first anniversary date of the new grant and the remaining 25% on the second anniversary date of the new grant. Other newly issued options vest at rates of either 20% or 25% per year, commencing at the grant date.

The calculations to estimate the fair value of the options, in each respective period, were made using the Black-Scholes pricing model which required making significant assumptions, which are listed as follows:

Year ended September 30, 2002

Expected life of the option:    The initial life of the corresponding option,
                                either five (5) or ten (10) years
Expected volatility in
 the Company's stock price:     100.0%, which was based on fluctuations of the
                                Company's stock price over the past Fiscal year.
Expected dividends:             Zero (0.00) based on past performance
Anticipated risk free
 interest rate:                 Estimated to be 6.0%.

This calculation resulted in approximately $694,575 being charged to operations for the year ended September 30, 2002 for stock options issued and/or repriced during the year.

The fair values of the option grants in Fiscal 2002 were approximately $0.27 per share.

Year ended September 30, 2001

Expected life of the option:    The initial life of the corresponding option
                                of five (5) years
Expected volatility in
 the Company's stock price:     110.0%, which was based on fluctuations of the
                                Company's stock price over the past Fiscal year.
Expected dividends:             Zero (0.00) based on past performance
Anticipated risk free
 interest rate:                 Estimated to be 6.50%.

The fair values of the option grants in Fiscal 2001 were $0.41 to $1.24 per share.

                                SNAP2 CORPORATION

NOTE O - STOCK OPTIONS - CONTINUED

The stock option activity under the Plan during the years ended September 30, 2002 and 2001 is summarized as follows:

                            Year ended      Weighted     Year ended     Weighted
                           September 30,    average     September 30,    average
                               2002          price          2001          price
                           -------------    -------     -------------    -------
Beginning balance            1,847,500      $ 1.03         395,000       $ 2.36
Granted                      1,310,000      $ 0.272      1,452,500       $ 0.67
Canceled                    (1,392,500)         --              --           --
                            ----------                  ----------
Ending balance               1,765,000      $ 0.36       1,847,500       $ 1.03
                            ==========                  ==========
Options exercisable
 at year end                   199,500                      79,000
                            ==========                  ==========

At September 30, 2002, 3,235,000 stock options were available for grant. The options outstanding under the Plan as of September 30, 2002 have the following attributes:

Option statistics by price range:  $0.272 to $0.99   $1.00 to $1.99   $2.00 and over
                                   ---------------   --------------   --------------
Options outstanding                  1,765,000             --              --
Weighted-average price                $0.272               --              --
Weighted-average remaining life        9.50                --              --
Number exercisable                    199,500              --              --

On or about September 30, 2002, concurrent with significant staff reductions, approximately 1,392,500 of the issued and outstanding stock options were terminated. These terminations are included in the tables above. Pursuant to the option terms, each grant had an automatic 90 day exercise period following termination. None of these options were exercised during the post-termination period.

NOTE P - RELATED PARTY TRANSACTIONS

ISES Canada, a Canadian Company with common ownership through the Company's president, provided software development and consulting services to the Company through June 30, 2001. Fees paid to ISES Canada totaled $196,267 for the year ended September 30, 2001.


                (Remainder of this page left blank intentionally)

                                SNAP2 CORPORATION

NOTE Q - OPERATING LEASES

The Company leases an office facility under an operating lease. For the years ended September 30, 2002 and 2001, rent expense was approximately $57,000 and $54,000, respectively.

At September 30, 2002, the Company's future minimum lease obligation is approximately:

                                                Year ended
                                               September 30,         Amount
                                               -------------         ------
                                                   2003             $ 60,000
                                                   2004               61,000
                                                   2005               39,000
                                                                    --------

                                                  Totals            $160,000
                                                                     =======

NOTE R - SIGNIFICANT CUSTOMERS

For the years ended September 30, 2002 and 2001, the Company had two customers, respectively, who accounted for approximately 84.28% and 73.0 % of total sales. Included in trade accounts receivable at September 30, 2002 and 2001 was approximately $94,773 and $100,100 due from these customers, respectively.