Form 10QSB
period 2002-12-31
SNAP2 CORP
filed 2003-02-19
CIK 1079287

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


                       For Period ended December 31, 2002

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

                          PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SNAP2 Corporation
Balance Sheets
December 31, 2002 and September 30, 2002

                                                                      (Unaudited)          (Audited)
                                                                      December 31,        September 30,
                                                                         2002                 2002
                                                                      -----------          -----------
ASSETS
Cash                                                                  $    68,987          $    47,107
Accounts receivable                                                       344,894              196,729
Prepaid expenses                                                            6,500                8,058
                                                                      -----------          -----------
      Total current assets                                                420,381              251,894

Equipment, net of accumulated depreciation                                 31,931               35,651

Other assets                                                                  300                  300
                                                                      -----------          -----------

      Total assets                                                    $   452,612          $   287,845
                                                                      ===========          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Line of credit                                                        $   130,000          $   160,000
Current portion of long-term debt                                         133,000              113,000
Accounts payable                                                           62,693               69,014
Accrued payroll and related liabilities                                   226,924              238,752
Accrued royalty                                                            37,000               33,000
Accrued interest payable                                                   23,190               21,465
Deferred income                                                            18,749               31,031
                                                                      -----------          -----------
      Total current liabilities                                           631,556              666,262

Long-term liabilities:
  Long-term debt                                                           91,615              111,615
  Deferred compensation - fair value of vested stock options              315,900              694,575
                                                                      -----------          -----------
      Total liabilities                                                 1,039,071            1,472,452

Stockholders' deficit:
  Common stock - $0.001 par value; 50,000,000 shares
   authorized; 26,942,500 shares issued and outstanding                    26,943               26,943
  Convertible preferred stock - $0.001 par value; 20,000,000
   shares authorized; 0 shares issued and outstanding respectively             --                   --
  Additional paid-in capital                                            1,435,771            1,450,239
  Accumulated deficit                                                  (2,044,704)          (2,642,305)
  Unearned compensation                                                    (4,469)             (19,484)
                                                                      -----------          -----------
      Total stockholders' deficit                                        (586,459)          (1,184,607)
                                                                      -----------          -----------

      Total liabilities and stockholders' deficit                     $   452,612          $   287,845
                                                                      ===========          ===========

SNAP2 Corporation
Statements of Operations (Unaudited)
For the Three Months Ended December 31, 2002 and 2001

                                                         2002                  2001
                                                     ------------          ------------
REVENUE
  License fees                                       $    286,055          $     93,184
  Consulting                                              179,432               378,418
  Maintenance and other income                                 --                 4,375
                                                     ------------          ------------
      Total revenue                                       465,487               475,977

Cost of Revenue                                           135,792               237,298
                                                     ------------          ------------
GROSS PROFIT                                              329,695               238,679

EXPENSES
  Research and development                                    200               114,925
  Sales and marketing                                         177                57,162
  General and administrative                              104,668               163,455
  Compensation expense related to fair value
   of granted and repriced stock options                 (378,675)                   --
                                                     ------------          ------------
      Total operating expenses                           (273,630)              335,542
                                                     ------------          ------------
Income (loss) from operations                             603,325               (96,863)
Interest expense                                           (5,725)               (7,209)
Gain on sale and license of IFE assets                         --               300,000
                                                     ------------          ------------
      Net income                                     $    597,600          $    195,928
                                                     ============          ============
Net income per share -
  Basic                                              $       0.02          $       0.01
                                                     ============          ============
  Diluted                                            $       0.02          $       0.01
                                                     ============          ============
Weighted average shares outstanding -
  Basic                                                26,942,500            17,856,000
                                                     ============          ============
  Diluted                                              28,232,500            27,856,000
                                                     ============          ============

SNAP2 Corporation
Statements of Cash Flows (Unaudited)
For the Three Months Ended December 31, 2002 and 2001

                                                                         2002               2001
                                                                      ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $ 597,600          $ 195,928
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation                                                         4,420              4,556
     Amortization of unearned compensation                                  547              3,682
     Deferred income                                                    (12,282)           (46,809)
     Compensation expense related to fair value of
      vested stock options                                             (378,675)                --
     Changes in:
       Accounts receivable and prepaid expenses                        (146,606)           (71,669)
       Accounts payable and accrued expenses                            (12,422)          (154,397)
                                                                      ---------          ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            52,582            (68,709)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                                                   (702)            (1,864)
                                                                      ---------          ---------
          NET CASH USED IN INVESTING ACTIVITIES                            (702)            (1,864)

CASH FLOWS FROM FINANCING ACTIVITIES
  Checks written in excess of bank balance                                   --             59,781
  Principal payments on the line of credit                              (30,000)                --
                                                                      ---------          ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                     (30,000)            59,781
                                                                      ---------          ---------

INCREASE (DECREASE) IN CASH                                              21,880            (10,792)


CASH AT BEGINNING OF PERIOD                                              47,107             10,792
                                                                      ---------          ---------

CASH AT END OF PERIOD                                                 $  68,987          $      --
                                                                      =========          =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                              $   2,583          $   1,530
                                                                      =========          =========

                                SNAP2 Corporation
                          Notes to Financial Statements
              For the Three Months Ended December 31, 2002 and 2001
                                   (Unaudited)

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

     These financial statements should be read in conjunction with the financial statements and related notes, which are incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002.

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

4.   STOCK OPTIONS AND STOCK-BASED COMPENSATION

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

     During the three months ended December 31, 2002, the Company cancelled employee stock options for 475,000 shares of common stock due to employment terminations. Any remaining stock options will be exercisable in conformity with a stock option plan that was approved by the Board of Directors and a majority of the shareholders of the Company on March 15, 2000. Stock options are generally granted at fair value and vest over a four-year period. The plan is more restrictive for any options granted to shareholders owning in excess of ten percent of outstanding common stock. No options were exercised during the period. The Company has outstanding options for 1,290,000 shares of common stock at December 31, 2002.

5.   LINE OF CREDIT AND LONG-TERM DEBT

     On June 20, 1999, the Company entered into a promissory note with a related party of the Company's president whereby $135,000 was borrowed by the Company. The note bears an interest rate of 9% per annum on the unpaid principal balance. Under the terms of the note, principal payments of $10,385 along with interest are due in quarterly installments beginning July 1, 2001. The Company has not paid the $62,310 due under this note, as well as the accrued interest, since July 1, 2000. Principal payments have not been accelerated under this note by the noteholder.

     On August 17, 1999 the Company entered an agreement with the Iowa Department of Economic Development (IDED) whereby the Company would receive $100,000 of financial assistance under the Community Economic Betterment Account (CEBA). Under the terms of the agreement, the Company shall pay an annual royalty equal to 1.5% of the prior year total gross revenues to IDED in semi-annual payments each June 1 and December 1, until a repayment amount of $200,000 has been reached. Approximately $66,000 was due under this agreement at December 31, 2002.

     The Company had a $200,000 line of credit with a bank bearing interest at the bank's commercial base rate. This line was guaranteed by a director/officer of the Company. Funds advanced were secured by the Company's accounts receivable and equipment. At December 31, 2002, $130,000 was outstanding under the agreement. The line of credit matured February 10, 2003 at which time the Company was able to repay the amounts due. The line was not renewed.

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

     * Research and development strategies to productize its intellectual property assets for interactive television.

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

MANAGEMENT. The Company's management positions are now held by:

     Rick Grewell (44) -- President, CEO and CFO

Currently the Company's sole director is Mr. Grewell.

OPERATIONS. The Company operates from its headquarters located at 10641 Justin Drive, Des Moines, Iowa 50322. The Company was previously located at 2600 72nd Street and moved to its expanded facilities on May 23, 2000 to accommodate its growth and development.

PRODUCTS. Prior to the sale of the IFE assets, the Company marketed software applications for the IFE and interactive television markets. Its Airsoft Travel Kit software targeted IFE systems manufactured by Rockwell Collins, Matsushita Avionics and Sony Trans Com. The Travel Kit is comprised of digital information and entertainment software that airline passengers can access from video displays at their passenger seats while traveling. The complete Travel Kit consists of destination information, language training and games and customized airline information. The package can be sold as a complete package or as individual components. The Company has sold packages of Travel Kit Games to Air

France, Delta Air Lines, LanChile, Airtours, Aer Lingus and AOM French airlines. The Company has licensed destination information and language training from Lonely Planet Publishing based in Australia. Airsoft Travel Kit Games are created, copyrighted, owned and licensed by the Company. The Company has also licensed Tetris(R) game content from Blue Planet Software, San Francisco, California for use in its In-Flight Tetris(TM) game for in-flight entertainment. The game suite consists of 18 assorted board, card, arcade, children's games and games of chance. See Note 5 to the financial statements for detailed description of the sale of IFE assets. Due to past operating losses, the Company has discontinued most of its research and development efforts related to products in the STB and embedded software industries.

Management believes the sale of the IFE assets will enhance the Company's plans to focus its software product offering for the interactive television market and the Internet appliance market. The Company intends to sell interactive television and Internet appliance software products to original equipment manufacturers, technology providers and network operators in these markets. For the quarter ended December 31, 2002, the Company has made its initial sale of the HAVi Level 2 UI and Gear for DVB-MHP software to Vidiom Systems Corporation which relates to the interactive television market.

CONSULTING SERVICES. The Company is staffed with software engineers experiencesd in software design and programming for emerging embedded computer systems and digital graphic artists experienced in graphical user interfaces and display for consumer electronic applications. The Company has provided embedded software services to Motorola, Microsoft, IBM and Panasonic for interactive television and Internet appliances. For IFE, the Company has provided services to Rockwell Collins and to the airlines that required graphics customization for their SNAP2 Travel Kit Games.

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

REVENUES. Through December 31, 2002, the Company's revenues were derived from software and engineering consulting services provided to interactive television equipment manufacturers and technology providers, and license fees and renewals of its SNAP2 Travel Kit Games for the IFE market as well as its initial sale of the HAVi Level 2 UI and Gear for DVB-MHP software to the interactive television market. Consulting services are recognized using the invoice amount for labor hours as services are performed. Consulting services are typically performed under contracts of up to six months in duration and are renewable. The Company's IFE revenues were comprised of two types: (i) license fees from airlines for Airsoft Travel Kit Game products previously sold; and (ii) OEM initial product sales to IFE equipment manufacturers for SNAP2 Travel Kit Game products. License fees are recognized as revenue upon contract signing and shipment of the software master copy or download of software by the customers since the Company does not incur significant additional support costs at the time of sale. Maintenance fees from the Company's software products are recognized (based on software license fee at time of license commencement or renewal) ratably over the term of the maintenance contract, which is typically one year in duration.

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

RESEARCH AND DEVELOPMENT. Primarily consists of payroll and related costs (salaries, payroll taxes, employee health insurance and employer 401(k) contributions) of engineering and software development staff, as well as, amounts paid to independent development consultants, to develop software and graphic arts owned and utilized by the Company. During the three months ended December 31, 2002, the Company reduced its research and development and consulting staff from 8 employees to 6 employees, in an effort to reduce its operating loss.

SALES AND MARKETING. Primarily consists of payroll and related costs (salaries, payroll taxes, employee health insurance and employer 401(k) contributions), travel, various marketing efforts, promotional materials and public relations activities. The Company expects sales and marketing costs will remain low until the Company is in a financial position to expand its sales and marketing efforts. The Company's CEO has assumed this sales function..

GENERAL AND  ADMINISTRATIVE.  Primarily  consists  of payroll and related  costs
(salaries, payroll taxes, employee health insurance and employer 401(k) contributions), legal fees, travel costs, facilities-related expenses, bad debt expense, depreciation and other administrative costs. The Company expects that general and administrative expense will continue to be minimized until the Company is in a financial position to expand.

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

RESULTS OF OPERATIONS

Since inception, the Company has been engaged primarily in the business of developing and licensing software products and providing engineering and software and software consulting services. . During the three months ended
December 31, 2002 the Company was not able to meet its obligations to pay various short-term liabilities and has also delayed paying certain vendors. In an effort to improve its liquidity, the Company has increased its consulting activities and sold its IFE assets on November 26, 2001. The Company used the initial proceeds from this transaction to become current on its payroll obligations and become more current on its vendor obligations. Recently, the Company has again reduced its workforce by another 2 employees in an effort to reduce cash flow shortages. See additional comments in "Liquidity and Capital Resources". Accordingly, historical results of operations are not indicative of and should not be relied upon as an indicator of future performance.

THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

REVENUES

Total revenues decreased 2% to $465,000 for the quarter ended December 31, 2002, compared to $476,000 for the quarter ended December 31, 2001. The decrease was related primarily to an decrease in software and engineering consulting services due to staff reductions. License fees represented 61% and 20% of revenues for the quarters ended December 31, 2002 and 2001, respectively. This was mainly due to the initial sale of the HAVi Level 2 UI and Gear for DVB-MHP software to the interactive television market. Consulting services represented 39% and 80% of revenues for the quarters ended December 31, 2002 and 2001, respectively. During the quarter ended December 31, 2002, transactions with Vidiom Systems and Microsoft accounted for 54% and 33% respectively, of the Company's total revenues.

COST OF REVENUE

Cost of revenue decreased 43% to $136,000 for the quarter ended December 31, 2002, compared to $237,000 for the quarter ended December 31, 2001. The large decrease was mainly related to one large license fee sale that had lower costs, as a percent of revenue, than consulting services.

GROSS PROFIT

Gross profit increased as a percentage of revenue to 71% for the quarter ended December 31, 2002, compared to 50% for the quarter ended December 31, 2001. This increase was mainly related to one large license fee sale that had lower costs, as a percent of revenue, than consulting services..

RESEARCH AND DEVELOPMENT

Research and development expense decreased 100% to less than $1,000 for the quarter ended December 31, 2002, compared to $115,000 for the quarter ended December 31, 2001. The decrease was related to the Company's continued focus on consulting services and elimination of all research and development work during the quarter.

SALES AND MARKETING

Sales and marketing expense decreased 100% to less than $1,000 for the quarter ended December 31, 2002, compared to $57,000 for the quarter ended December 31, 2001. The decrease was related to the elimination of sales and marketing staff and expenditures in an effort to streamline the Company's marketing efforts and reduce expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expense decreased 36% to $105,000 for the quarter ended December 31, 2002, compared to $163,000 for the quarter ended December 31, 2001. This decrease was due to continued cost and staff reductions in an effort to streamline the Company.

STOCK-BASED COMPENSATION

Effective September 30, 2002, the Company's Board of Directors, in conjunction with public opinion and new accounting pronouncement interpretations which were released in December 2002, elected to expense the imputed compensation cost related to stock options repriced or newly granted during the fiscal year ended September 30, 2002. The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model. For the quarter ended December 31, 2002, compensation expense related to the fair value of granted and repriced stock options represented a partial reversal of the prior quarters expense attributable to the Company's cancellation of stock options due to employment terminations.

INTEREST EXPENSE

Interest expense decreased 21% to $6,000 for the quarter ended December 31, 2002, compared to $7,000 for the quarter ended December 31, 2001. This decrease was due to the payoff of some of the line of credit by the Company during the quarter.

GAIN ON SALE AND LICENSE OF IFE ASSETS

For the quarter ended December 31, 2001 the gain on sale and license of IFE assets represented the initial $300,000 payment under the terms of the agreement dated November 26, 2001. Additional amounts to be received will be recorded as license revenue.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had cash of $69,000, accounts receivable of $345,000 and current liabilities of $632,000. Of the current liabilities, the Company is not paying the current portion of long-term debt, accrued commissions (the largest portion of accrued payroll), accrued royalty and accrued interest expense. In order to continue as a going concern, the Company must continue to defer payment of its current liabilities and continue delaying payment to vendors. The Company's current monthly payroll is about $55,000 per month, after the recent reduction in the workforce, and the Company anticipates existing business will be adequate to fund payroll and minimal overhead during the next three months. Since its inception, the Company has experienced losses from operations and negative cash flows. At December 31, 2002, the Company had an accumulated deficit of $2,045,000 and a stockholders' deficit of $586,000. During the three months ended December 31, 2002, the Company has delayed paying vendors, delayed making certain debt payments and has not made its 401(k) match. Recently, the Company reduced its workforce from 9 to 7 employees in an effort to reduce its operating loss. The Company will continue to assess its operations to determine if these employees will be re-hired or if additional layoffs are required. If business conditions warrant re-hiring these employees, there are no assurances they will be available.

At its inception on February 28, 2000, (the date of filing of a Certificate of Merger with the Nevada Secretary of State), the Company merged with ISES Corporation with the Company as the surviving corporation. The merger was arranged for the Company by Investment Capital Corporation and Pursuit Capital

LLC, venture capital firms located in Scottsdale, Arizona in accordance with understandings these entities reached with ISES Corporation to raise capital in private transactions. According to their agreement, these entities were to raise $2,000,000 to fund the Company's post-merger research and development, marketing and overall expansion. Pursuant to and in consideration of this arrangement and the identification of the potential merger as an investment opportunity, the Company issued 2,200,000 shares of its $.001 par value per share common stock to these entities and/or their designees. During the fiscal quarter ended March 31, 2000 these entities conducted a private placement on behalf of the Company and raised $760,000, the proceeds of which have been given to the Company. For these funds, the Company issued an additional 760,000 shares of its $.001 per share common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $615,650 was received through December 31, 2001, leaving a balance of $1,384,350 to be provided by these entities. None of such shares of common stock was or will be registered under the Securities Act of 1933, as amended. As of September 30, 2002, 1,221,000 shares have been surrendered by those entities in lieu of additional capital contributions. During the three months ended June 30, 2002, the Company transferred 307,500 of these shares to a consultant in lieu of cash payment. As of September 30, 2002, the 913,500 remaining shares were cancelled and returned to authorized but unissued shares.

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

The Company's original financing plans were to obtain funding of approximately $2,000,000 as a result of the merger with ISES Corporation on February 28, 2000. Only $615,650 of funding was received. As a result of the unfunded commitment, the Company entered into a $200,000 line of credit with a bank, which was guaranteed by a stockholder, and entered into other debt arrangements of approximately $235,000. Also, the Company sold certain assets, delayed paying vendors and employees and making its 401(k) match.

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

THE COMPANY EXPECTS TO INCUR OPERATING AND NET LOSSES

The Company has a limited operating history, has incurred significant losses in the past year and, at December 31, 2002, had an accumulated deficit of $2,045,000 and a stockholders' deficit of $586,000. To date, the Company has recognized growing revenue, however; its ability to generate revenue is subject to substantial uncertainty and it has been unable to generate profitable operations. The Company will need to generate significant revenues to achieve profitability and positive operating cash flows and there are no assurances this revenue level can be obtained. Even if profitability and positive operating cash flow are achieved, the Company may not be able to achieve, sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

DEPENDENCE ON KEY CUSTOMERS

The Company's revenue is dependent on consulting services performed for and license fees received from 2 key customers. For the three months ended December 31, 2002, 87% of the Company's revenue was generated from these two customers. Due to the sale of the IFE assets, the Company will become more dependent on these customers.

THE COMPANY'S LIMITED OPERATING HISTORY AND THE EMERGING MARKET FOR INTERACTIVE TELEVISION MAKE ITS FUTURE FINANCIAL RESULTS UNPREDICTABLE

The  Company's  business  and  prospects  depend on the  development  and market acceptance of interactive television The market for interactive television software is new, unproven and subject to rapid technology change. This market may never develop or may develop at a slower rate than anticipated. In addition, the Company's success in marketing the Company as a supplier of interactive television application software is dependent upon developing and maintaining relationships with industry-leading computer and consumer electronics manufacturers, network operators and Internet content providers. There is already competition in the market to provide interactive television software. Companies such as Liberate, Intellocity, Microsoft, and AOL have established a market presence and have significantly greater financial, marketing and technical resources than the Company. These companies who offer interactive television application software may capture a larger portion of the market than the Company. Any failure to establish relationships with interactive television equipment manufacturers and network operators will have a material adverse effect on the Company's business and prospects.

THE COMPANY HAS SIGNIFICANTLY REDUCED RESEARCH AND DEVELOPMENT AND SALES AND MARKETING EFFORTS

Due to continued operating losses, the Company has significantly reduced its research and development efforts by reducing its research and development workforce, and focusing the remaining employees on consulting services. If the Company, which operates in an emerging technology industry, is not able to increase its research and development efforts in the near future, the Company's technologies could become obsolete. The Company has also significantly reduced its sales and marketing efforts by reducing its sales and marketing workforce. If the Company, which operates in an emerging technology industry, is not able to increase its sales and marketing efforts in the near future, the Company's future sales may be significantly impacted.

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

THE COMPANY MAY NOT BE ABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE IN THE MARKETS IN WHICH IT COMPETES

The Company currently participates in markets that are subject to:

     *    rapid technology change;
     *    frequent product upgrades and enhancements;
     *    changing customer requirements for new products and features; and
     *    multiple, competing, and evolving industry standards

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

VOLATILITY OF STOCK PRICE

The market price of the Company's common stock is likely to fluctuate in the future. The Company believes that various factors, including quarterly fluctuations in results of operations, announcements of new products or partners by the Company or by its competitors, changes in interactive television and in-flight entertainment markets in general, or general economic, political and market conditions may significantly affect the market price of its common stock

ITEM 3: CONTROLS AND PROCEDURES

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

An additional 2,200,000 shares of common stock were issued to various designees of Investment Capital Corporation and Pursuit Capital, LLC in connection with the merger, in exchange for the commitment of these entities to raise $2,000,000 to fund working capital needs and general corporate purposes, including, but not limited to, expansion of sales and marketing efforts, research and development activities, licensing of new technology and payment of additional legal and accounting services occasioned by the merger of the Company and ISES. These entities conducted a private placement of the Company's $.001 par value common stock during the fiscal quarter ended March 31, 2000 and raised $760,000, in consideration of which the Company issued an additional 760,000 shares of its common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $615,650 was received through December 31, 2002 leaving a balance of $1,384,350 to be provided by these entities. None of such shares of common stock or preferred stock was or will be registered under the Securities

Act of 1933, as amended. The funds received have been used for working capital. As of September 30, 2002, approximately 1,221,000 shares have been surrendered by these entities in lieu of additional capital contributions. During the year ended September 30, 2002, the Company transferred 307,500 of these to a consultant in lieu of cash payment. As of September 30, 2002, the 913,500 remaining shares were cancelled and returned to authorized but unissued shares.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

The Company does not believe there is any information to report under this item.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         2 Amended and Restated Asset Purchase Agreement dated November 26, 2001 by and among Company and ISES Canada (a wholly-owned subsidiary of Company), as Sellers and Inflight Digital Entertainment Ltd. as Buyer (Incorporated by reference to the Company's Form 8-K/A filed on December 10, 2001 with respect to an event which occurred November 26, 2001)
         3.1 Articles of Incorporation, as amended (Incorporated by reference to the Company's 10-KSB for the fiscal year ended September 30,
                2000)
         3.2 Bylaws, as amended (Incorporated by reference to the Company's 10-KSB for the fiscal year ended September 30, 2000)
         10.4 Investment Capital Corporation - Letter agreement regarding Merger of White Rock Enterprises, Ltd. and ISES Corporation (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)
         10.5 Investment Capital Corporation - Memo regarding proposed new capital structure of White Rock Enterprises, Ltd. reflecting the merger (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)
         10.8 License and Distribution Agreement dated October 1, 1999 pursuant to which ISES Corporation appoints Licensee Rockwell Collins, Inc. and End User Air France (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2000)
         10.12 First Amendment to SNAP2 Corporation Stock Option Plan (Amending Stock Option Plan previously filed as Exhibit 10.12 to the Company's 10-QSB for the period ended June 30, 2000)

         10.21 Master Consulting Agreement effective as of August 1, 2001, as amended effective as of August 1, 2001, together with related Work Plans between SNAP2 Corporation and Microsoft Corporation (Incorporated by reference to the Company's 10-KSB for the fiscal year ended September 30, 2001)
         10.23 Support Services Agreement No. 4500601442 with Rockwell Collins dated November 2, 2001, together with related Statement of Work (Incorporated by reference to the Company's 10-QSB for the period ended December 31, 2001)
         10.24 Support Services Agreement No. 4500601445 with Rockwell Collins, dated November 7, 2001, together with related Statement of Work (Incorporated by reference to the Company's 10-QSB for the period ended December 31, 2001)
         10.25 Support Services Agreement No. 4500549310 with Rockwell Collins dated December 6, 2001, together with related Statement of Work (Incorporated by reference to the Company's 10-QSB for the period ended December 31, 2001)
         10.26 Support Services Agreement No. 4500667599 with Rockwell Collins dated February 14, 2002, together with related Statement of Work. (Incorporated by reference to the Company's 10-QSB for the period ended March 31, 2002)
         *10.27 Source Code License Agreement with Vidiom Systems Corporation dated November 18, 2002.

         *99    Certification of Financial Information

----------
* Filed herewith

     (b) Report on Form 8-K:

         On December 13, 2002 the Company filed a Current Report on Form 8 K with respect to its decision on December 4, 2002 to replace its existing independent auditors KPMG, LLC and to utilize the services of S.W. Hatfield, CPA, Dallas, Texas as its independent auditors for fiscal year-ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SNAP2 CORPORATION


Date: February 19, 2003             By: /s/ Dean R. Grewell, III
                                       ------------------------------
                                       Dean R. Grewell, III,  President

                                  CERTIFICATION

     I, Dean R. ("Rick") Grewell III, certify that:

     1.  I  have  reviewed  this  quarterly  report  on  Form  10-QSB  of  SNAP2
Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003.               /s/ Dean R. ("Rick") Grewell III
                                       ----------------------------------------
                                       Dean R. ("Rick") Grewell III, President,
                                       President and Chief Executive Officer and
                                       Treasurer and Chief Financial Officer