Form 10QSB
period 2003-03-31
SNAP2 CORP
filed 2003-05-20
CIK 1079287

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

|X|  Quarterly Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

|_|  Transition Report Under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ____

For Period ended March 31, 2003

Commission File Number 0-26839

SNAP2 CORPORATION

(f/k/a White Rock Enterprises, Ltd.)

(Exact name of registrant as specified in its charter)

NEVADA	88-0407246
(State of Incorporation)	(I.R.S. Employer Identification No.)

6767 West Tropicana Avenue, Suite 203, Las Vegas, Nevada 89103

(Address of Principal Executive Offices) (Zip Code)

(702) 241-1061

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

As of March 31, 2003, the registrant had 26,942,500 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


 PART I FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SNAP2 Corporation
Balance Sheets

	Unaudited March 31, 2003	Audited September 30, 2003
Assets
Cash	$ -	$ 47,107
Accounts receivable	-	196,729
Prepaid expenses	-	8,058
Total current assets	-	251,894
Equipment, net of accumulated depreciation	-	35,651
Other assets	-	300
Total assets	-	287,845
Liabilities and Stockholders' Deficit
Line of credit	-	160,000
Current portion of long-term debt	-	113,000
Accounts payable	84,000	69,014
Accrued payroll and related liabilities	-	238,752
Accrued royalty	-	33,000
Accrued interest payable	-	21,465
Deferred income	-	31,031
Total current liabilities	84,000	1,472,452
Long-term debt	-
Total liabilities	84,000
Stockholders' deficit: Common stock - $0.001 par value; 50,000,000 shares authorized; 26,942,500 and 26,942,500 shares issued and outstanding at March 31, 2003 and September 30, 2002, respectively	26,943	26,943
Convertible preferred stock - $0.001 par value; 20,000,000 shares authorized; 0 and 10,000 shares issued and outstanding at March 31, 2003 and September 30, 2002, respectively
Additional paid-in capital	1,450,239	1,450,239
Accumulated deficit	(1,541,698)	(2,642,305)
Unearned compensation	(19,484)	(19,484)
Total stockholders' deficit	(110,943)	(1,184,607)
Total liabilities and stockholders' deficit	-	287,845

See accompanying notes

SNAP2 Corporation
Statements of Operations (Unaudited)
For the Six Months Ended
March 31, 2003 and 2002
	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002
Revenue
License Fee	$286,055	$ 97,143
Consulting	179,432	543,086
Maintenance	-	11,875
Total revenue	465,487	652,104
Cost of Revenue	135,792	307,488
Gross Profit	329,695	344,616
Expenses
Research and development	250	62,930
Sales and marketing	177	60,293
General and administrative	104,668	152,194
Compensation Expense Stock Options	378,675	-
Total operating expenses	(273,630)	275,417
Income (Loss) from operations	603,325	69,199
Interest expense	(5,725)	(10,148)
Gain on sale and license of IFE assets	-
Net income (loss)	547,600	59,051
Net income (loss) per share - Basic	$ 0.02	$ 0.00
Diluted	$ 0.02	$ 0.00
Weighted average shares outstanding - Basic	26,912,500	21,411,556
Diluted:	28,232,500	27,856,000

See accompanying notes

SNAP2 Corporation
Statements of Cash Flows (Unaudited)
For the Six Months Ended
March 31, 2003 and 2002
	Unaudited March 31, 2003	Audited September 30, 2003
Cash flows from operating activities
Net income (loss)	$ 597,600	$ 254,979
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,420	11,263
Amortization of unearned compensation	547	7,204
Deferred income	(12,282)	(27,434)
Compensation Expense Stock Options	(378,675)	-
Changes in:
Accounts receivable	(146,606)	(69,332)
Accounts payable and accrued expenses	(12,422)	(69,124)
Net cash provided by (used in) operating activities	52,582	107,556
Cash flows from investing activities
Purchase of equipment	(702)	(3,079)
Other assets	-	-
Net cash used investing activities	(702)	(3,079)
Cash flows from financing activities
Reorganization	(68,987)	-
Proceeds from line of credit	-	-
Additional paid-in capital from investors	-	-
Principal payments on the line of credit:	(30,000)	-
Net cash provided by financing activities	(38,987)	-
Increase (decrease) in cash	(47,107)	104,477
Cash at beginning of period	47,107	10,792
Cash at end of period	$ -	$115,269
Supplemental disclosure: Cash paid for interest	$ -	$ 7,951

See accompanying notes


SNAP2 Corporation
Notes to Financial Statements
For the Three and Six Months Ended March 31, 2003 and 2002
(Unaudited)

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

3. EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding during the period. Diluted earnings per share are computed by considering the weighted-average common shares outstanding (plus shares committed to be issued) and dilutive potential common shares as a result of outstanding stock options. The effect of previously convertible preferred stock and outstanding stock options were not used in the calculation of diluted earnings per share for the three and six month periods ended March 31, 2002, as they were anti-dilutive during this period.

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

The Company ceased operations at the beginning of the current quarter. The Company is currently seeking a possible merger candidate and is under new management to do so.

Management.

The Company's management positions are now held by:

Timothy Cammel -- President and CEO (Sole Officer)

The Company only director is Timothy Cammel.

Operations.

The Company operates from 6767 West Tropicana Avenue, Suite 203, Las Vegas, Nevada 89103. Prior to that the Company was previously located at 2600 72nd Street and moved to its expanded facilities on May 23, 2000 to accommodate its growth and development. In addition to its offices in Des Moines, the Company also had a sales office in Austin, Texas. The combined offices developed market software products and services for IFE systems and STB for interactive television created by the Company.

Products.

Following re-organization the Company has no products for sale.

General and Administrative.

The Company cease operations during the current period, therefore, no meaningful comparatives are available.

Results of Operations

The Company cease operations during the current period, therefore, no meaningful comparatives are available.

Three Months Ended March 31, 2003 and 2002

The Company cease operations during the current period, therefore, no meaningful comparatives are available.

Revenues

The Company cease operations during the current period, therefore, no meaningful comparatives are available.

Cost of Revenue

The Company cease operations during the current period, therefore, no meaningful comparatives are available.

Gross Profit

The Company cease operations during the current period, therefore, no meaningful comparatives are available.

Research and Development

The Company cease operations during the current period, therefore, no meaningful comparatives are available.

Sales and Marketing

The Company cease operations during the current period, therefore, no meaningful comparatives are available.

General and Administrative

The Company cease operations during the current period, therefore, no meaningful comparatives are available.

Interest Expense

The Company cease operations during the current period, therefore, no meaningful comparatives are available.

Six Months Ended March 31, 2003 and 2002

Revenues

The Company cease operations during the six months ended March 31, 2002, therefore, no meaningful comparatives are available.

Cost of Revenue

The Company cease operations during the six months ended March 31, 2002, therefore, no meaningful comparatives are available.

Gross Profit

The Company cease operations during the six months ended March 31, 2002, therefore, no meaningful comparatives are available.

Research and Development

The Company cease operations during the six months ended March 31, 2002, therefore, no meaningful comparatives are available.

Sales and Marketing

The Company cease operations during the six months ended March 31, 2002, therefore, no meaningful comparatives are available.

General and Administrative

The Company cease operations during the six months ended March 31, 2002, therefore, no meaningful comparatives are available.

Interest Expense

The Company cease operations during the six months ended March 31, 2002, therefore, no meaningful comparatives are available.

Gain on Sale and License of IFE Assets

The Company cease operations during the six months ended March 31, 2002, therefore, no meaningful comparatives are available.

Liquidity and Capital Resources

Since its inception, the Company has experienced losses from operations and negative cash flows. At March 31, 2003, the Company had an accumulated deficit of $1,541,698 and a stockholders' deficit of $110,943. The Company was not able to pay its obligations as they became due. Therefore, all Directors recruited and new management was recruited to identify new merger candidates.

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

The Company Expects to Incur Operating and Net Losses

The Company has a limited operating history, has incurred significant losses in the past year and, at March 31, 2003, had an accumulated deficit of $1,541,698 and a stockholders' deficit of $110,943.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None.

(b) Report on Form 8-K: Attached as Exhibit 99

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.
SNAP2 CORPORATION
Dated: May 20, 2003	By: /s/ Timothy Cammel Timothy Cammel, President

I, Timothy Cammel, certify that:

1. I have reviewed this quarterly report on Form 10Q-SB of Snap2 Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors ( or person performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: May 20, 2003	By: /s/ Timothy Cammel Timothy Cammel, President

Statement of Chief Executive Officer Regarding

Facts and Circumstances Relating to Exchange Act Filings

I, Timothy Cammel, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended March 31, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Snap2 Corporation.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Dated: May 20, 2003	By: /s/ Timothy Cammel Timothy Cammel, President