Form 10QSB
period 2003-06-30
SNAP2 CORP
filed 2003-09-02
CIK 1079287

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

|X|  Quarterly Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

|_|  Transition Report Under section 13 or 15(d) of the Securities Exchange Act of 1934 for the
     transition period from ______________ to _______________

For Period ended June 30, 2003
Commission File Number 0-26839

SNAP2 CORPORATION
(f/k/a White Rock Enterprises, Ltd.)
(Exact name of registrant as specified in its charter)

NEVADA	88-0407246
(State of Incorporation)	(I.R.S. Employer Identification No.)

6767 West Tropicana Avenue, Suite 203, Las Vegas, Nevada 89103
(Address of Principal Executive Offices) (Zip Code)

(702) 248-1061
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

As of June 30, 2003, the registrant had 26,942,500 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I   FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

SNAP2 Corporation
Balance Sheets

	Unaudited June 30, 2003	Audited September 30, 2003
ASSETS
Cash	$ -	$ 47,107
Accounts receivable	-	196,729
Prepaid expenses	-	8,058
Total current assets	-	251,894
Equipment, net of accumulated depreciation	-	35,651
Other assets	-	300
Total assets	0 ========	287,845 =======
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Line of credit	-	160,000
Current portion of long-term debt	-	113,000
Accounts payable	90,000	69,014
Accrued payroll and related liabilities	-	238,752
Accrued royalty	-	33,000
Accrued interest payable	-	21,465
Deferred income	-	31,031
Total current liabilities	90,000	666,262
Long Term Liabilities
Long-term debt, net of current maturities		111,615
Defer compensation – fair value of Vested Stock Options	--------	694,575
Total liabilities	90,000	1,472,452
STOCKHOLDERS' DEFICIT:
Common stock - $0.001 par value; 50,000,000 shares authorized; 26,942,500 and 29,942,500 shares issued and outstanding at June 30, 2003 and September 30, 2002, respectively	26,943	26,943
Convertible preferred stock - $0.001 par value; 20,000,000 shares authorized; 0 and 10,000 shares issued and outstanding at June 30, 2003 and September 30, 2002, respectively	-
Additional paid-in capital	1,450,239	1,450,239
Accumulated deficit	(1,547,239)	(2,642,305)
Unearned compensation	(19,484)	(19,484)
Total stockholders' deficit	(90,000)	(1,184,607)
Total liabilities and stockholders' deficit	$ 0 ========	$ 287,845 =========

See accompanying notes

SNAP2 Corporation
Statements of Operations (Unaudited)
For the Nine Months Ended June 30, 2003 and 2002

	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
REVENUE
License Fee	$ 286,055	$ 206,077
Consulting	179,432	1,273,361
Maintenance	-	35,690
Total Revenue	465,487	1,515,128
Cost of Revenue	135,792	799,104
Gross Profit	329,695	716,024
Expenses
Research and development	200	223,698
Sales and marketing	177	150,315
General and administrative	110,668	440,754
Compensation Expense Stock Options	(378,675)	-
Total operating expenses	(267,630)	814,767
Income (Loss) from operations	597,325	(98,743)
Interest expense	(5,725)	(33,012)
Gain on sale of IFE assets	-	300,000
Net income (loss)	$ 592,600 ========	$ 168,245 ========
Net income (loss) per share - Basic	$ 0.02	$ 0.01
Diluted	$ 0.02	$ 0.01
Weighted average shares outstanding	26,942,500	22,361,495
Diluted:	28,232,500	27,856,000

See accompanying notes

SNAP2 Corporation
Statements of Cash Flows (Unaudited)
For the Nine Months Ended June 30, 2003 and 2002

	Unaudited June 30, 2003	Audited September 30, 2003
Cash flows from operating activity
Net income	$ 591,600	$ 168,245
Adjustments to reconcile net income to net cash provided by (used in) operating activity:
Depreciation	4,420	16,895
Amortization of unearned compensation	547	7,204
Compensation expense related to fair value of vested stock options	(378,675)	-
Changes in:
Accounts receivable	(146,606)	(115,411)
Accounts payable	(6,422)	(118,048)
Deferred income	(12,282)	72,899
Net cash provided by (used in) operating activities	52,582	31,784
Cash flows from investing activities
Purchase of equipment	(702)	(3,079)
Net cash used investing activities	(702)	(3,079)
Cash flows from financing activities
Reorganization	(68,987)	-
Principal payments on the line of credit:	(30,000)	-
Cash flows provided by financing activities	(98,987)	-
Increase in cash	(47,107)	28,705
Cash at beginning of period	47,107	10,792
Cash at end of period	$ - ========	$ 39,497 =======

See accompanying notes

SNAP2 Corporation
Notes to Financial Statements
For the Nine Months Ended June 30, 2003
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

3.                EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted-average common shares outstanding during the period.  Diluted earnings per share are computed by considering the weighted-average common shares outstanding (plus shares committed to be issued) and dilutive potential common shares as a result of outstanding stock options. The effect of previously convertible preferred stock and outstanding stock options were not used in the calculation of diluted earnings per share for the nine month period ended June 30, 2003, as they were anti-dilutive during this period.

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

On June 30, 2002, the Company issued employee stock options for 1,260,000 shares of common stock at .272 per share which was below fair value and  $10,080 was recorded as unearned compensation. The options will be exercisable in conformity with a stock option plan that was approved by the Board of Directors and a majority of the shareholders of the Company on March 15, 2000.  Stock options are generally granted at fair value and vest over a four-year period. The plan is more restrictive for any options granted to shareholders owning in excess of ten percent of outstanding common stock. No options were exercised during the period. The Company has outstanding options for 3,157,500 shares of common stock at June 30, 2002.

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

o              The Company is registered with the SEC as SNAP2 Corporation and is traded on the over-the-counter bulletin board:  OTCBB:  SSNP.

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

General and Administrative.

The Company ceased operations during the current period, therefore, no meaningful comparatives are available.

Results of Operations

The Company ceased operations during the current period, therefore, no meaningful comparatives are available.

Nine Months Ended June 30, 2003

The Company ceased operations during the current period, therefore, no meaningful comparatives are available.

Revenues

The Company ceased operations during the current period, therefore, no meaningful comparatives are available.

Cost of Revenue

The Company ceased operations during the current period, therefore, no meaningful comparatives are available.

Gross Profit

The Company ceased operations during the current period, therefore, no meaningful comparatives are available.

Research and Development

The Company ceased operations during the current period, therefore, no meaningful comparatives are available.

Sales and Marketing

The Company ceased operations during the current period, therefore, no meaningful comparatives are available.

General and Administrative

the Company ceased operations during the current period, therefore, no meaningful comparatives are available.

Interest Expense

The Company ceased operations during the current period, therefore, no meaningful comparatives are available.

Nine Months Ended June 30, 2003

Revenues

The Company ceased operations during the nine months ended June 30, 2003, therefore, no meaningful comparatives are available.

Cost of Revenue

The Company ceased operations during the nine months ended June 30, 2003, therefore, no meaningful comparatives are available.

Gross Profit

The Company ceased operations during the nine months ended June 30, 2003, therefore, no meaningful comparatives are available.

Research and Development

The Company ceased operations during the nine months ended June 30, 2003, therefore, no meaningful comparatives are available.

Sales and Marketing

The Company ceased operations during the nine months ended June 30, 2003, therefore, no meaningful comparatives are available.

General and Administrative

The Company ceased operations during the nine months ended June 30, 2003, therefore, no meaningful comparatives are available.

Interest Expense

The Company ceased operations during the nine months ended June 30, 2003, therefore, no meaningful comparatives are available.

Gain on Sale and License of IFE Assets

The Company ceased operations during the nine months ended June 30, 2003, therefore, no meaningful comparatives are available.

Liquidity and Capital Resources

Since its inception, the Company has experienced losses from operations and negative cash flows.  At June 30, 2003, the Company had an accumulated deficit of $1,541,698 and a stockholders' deficit of $110,943.  The Company was not able to pay its obligations as they became due.  Therefore, all Directors recruited and new management was recruited to identify new merger candidates.

At its inception on February 28, 2000, (the date of filing of a Certificate of Merger with the Nevada Secretary of State), the Company merged with ISES Corporation with the Company as the surviving corporation. The merger was arranged for the Company by Investment Capital Corporation and Pursuit Capital LLC, venture capital firms located in Scottsdale, Arizona in accordance with understandings these entities reached with ISES Corporation to raise capital in private transactions. According to their agreement, these entities were to raise $2,000,000 to fund the Company's post-merger research and development, marketing and overall expansion. Pursuant to and in consideration of this arrangement and the identification of the potential merger as an investment opportunity, the Company issued 2,200,000 shares of its $.001 par value per share common stock to these entities and/or their designees. During the fiscal quarter ended June 30, 2000 these entities conducted a private placement on behalf of the Company and raised $760,000, the proceeds of which have been given to the Company. For these funds, the Company issued an additional 760,000 shares of its $.001 per share common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $615,650 was received through June 30, 2002, leaving a balance of $1,384,350 to be provided by these entities. None of such shares of common stock was or will be registered under the Securities Act of 1933, as amended. Management believes that it is unlikely that these entities will provide any additional capital to the Company and is in the process of attempting to recover as many of such shares as possible. As of June 30, 2002, 1,097,000 shares have been surrendered by those entities in lieu of additional capital contributions. The Company has not taken action to either establish these shares as treasury stock or to cancel them and return them to authorized but unissued shares. Accordingly, the shares are outstanding in the names of the original owners on the Company's stock records.

As a result of the unfunded commitment, the Company entered into a $200,000 line of credit with a bank on November 10, 2000, which is guaranteed by a stockholder.  The Company renewed this line of credit on January 29, 2002 through February 10, 2003.

Due to continued losses from operations during the nine months ended June 30, 2003, the Company was not able to meet it obligations to make payroll on several occasions and has delayed paying vendors. In an effort to improve its liquidity, the Company has increased its consulting activities, reduced its work force by three employees and sold its IFE assets.

On November 26, 2001 the Company entered into an Amended and Substituted Asset Purchase Agreement with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded a previous agreement between the parties dated September 6, 2001. The Company used the initial proceeds from this transaction to become current on its payroll obligations and become more current on its vendor obligations. Terms of the IFE sale include a total purchase price for the sale and license of the IFE assets of $300,000 plus (i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three (3) years after the closing; (ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent (50%) of the revenues received from Air France during the three (3) years after closing.  For the quarter ended June 30, 2003, $21,259 was billed to the Buyer and recorded as license fees. The Company recorded license fees related to this Agreement for the nine months ended June 30, 2003 of $85,834. Air France subsequently extended its existing contractual arrangement and is increasing the number of aircraft utilizing inflight entertainment packages. However, Air France has also indicated its intention to terminate the existing contract and utilize the services and products of another vendor. Consequently, it is unlikely that the Company will receive substantial additional revenues resulting from this customer. The Company and the Buyer have subsequently agreed that the Company may retain proceeds from the Air France contract prior to its termination.  For the quarter ended June 30, 2003, proceeds of $92,000 were received by the Company and were comprised of $60,750 of license fees, $11,875 of maintenance fees and $19,375 of deferred income that will be recognized as revenue in the quarter ended June 30, 2003.

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

On November 26, 2001 the Company entered into an Amended and Substituted Asset Purchase Agreement ("Agreement") with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded an earlier Asset Purchase Agreement between the parties dated September 6, 2001.  Pursuant to the Agreement, the Company agreed to sell to the Buyer all of Company's IFE assets. The IFE assets include all of the Company's rights and obligations under its contracts with airline operators for the licensing of IFE products and services, the Company's rights and obligations under license and distribution agreements relating to its IFE business, Company's files, books and records relating to its IFE assets and other tangible property and physical assets used by the Company solely in connection with IFE business.  The Company also granted Buyer a perpetual, royalty free, exclusive worldwide license for IFE business. Terms include a total purchase price for the sale and license of the IFE assets of $300,000 plus (i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three (3) years after the closing; (ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent (50%) of the revenues received from Air France during the three (3) years after closing. In November 2001, the Company received $300,000 as a result of this transaction, which was recorded as a gain on sale.  Additional amounts to be received will be recorded as license fees. For the quarter ended June 30, 2002, $21,259 was billed to the buyer and recorded as license fees. The Company recorded license fees related to this Agreement for the nine months ended June 30, 2002 of $85,834. Air France subsequently extended its existing contractual arrangement and is increasing the number of aircraft utilizing inflight entertainment packages. However, Air France has also indicated its intention to terminate the existing contract and utilize the services and products of another vendor. Consequently, it is unlikely that the Company will receive substantial additional revenues resulting from this customer. The Company and the Buyer have subsequently agreed that the Company may retain proceeds from the Air France contract prior to its termination. For the quarter ended June 30, 2002, proceeds of $92,000 were received by the Company and were comprised of $60,750 of license fees, $11,875 of maintenance fees and $19,375 of deferred income that will be recognized as revenue in the quarter ended June 30, 2003.

The Company Expects to Incur Operating and Net Losses

The Company has a limited operating history, has incurred significant losses in the past year and, at June 30, 2003, had an accumulated deficit of $1,541,698 and a stockholders' deficit of $110,943.

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

An additional 2,200,000 shares of common stock were issued to various designees of Investment Capital Corporation and Pursuit Capital, LLC in connection with the merger, in exchange for the commitment of these entities to raise $2,000,000 to fund working capital needs and general corporate purposes, including, but not limited to, expansion of sales and marketing efforts, research and development activities, licensing of new technology and payment of additional legal and accounting services occasioned by the merger of the Company and ISES.  These entities conducted a private placement of the Company's $.001 par value common stock during the fiscal quarter ended June 30, 2000 and raised $760,000, in consideration of which the Company issued an additional 760,000 shares of its common stock. These entities are obligated to provide the Company with an additional $2,000,000 in equity (without further issuance of equity securities by the Company) of which $615,650 was received through June 30, 2002 leaving a balance of $1,384,350 to be provided by these entities. None of such shares of common stock or preferred stock was or will be registered under the Securities Act of 1933, as amended. The funds received have been used for working capital.  Management believes that it is unlikely that these entities will provide any additional capital to the Company and is in the process of attempting to recover as many of such shares as possible. As of June 30, 2002, 1,097,000 shares have been surrendered by those entities in lieu of additional capital contributions.  The Company has not taken action to either establish these shares as treasury stock or to cancel them and return them to authorized but unissued shares.  Accordingly, the shares are outstanding in the names of the original owners on the Company's stock records.

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

(b)                Report on Form 8-K:                None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

SNAP2 CORPORATION
Dated: September 2, 2003	By: /s/ Timothy Cammel Timothy Cammel, President

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

Dated: September 2, 2003	By: /s/ Timothy Camels Timothy Cammel, President

Statement of Chief Executive Officer  Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Timothy Cammel, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended June 30, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Snap2 Corporation.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: September 2, 2003	By: /s/ Timothy Cammel Timothy Cammel, President