Form 10KSB
period 2003-09-30
SNAP2 CORP
filed 2004-01-29
CIK 1079287

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Mark One

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED:   September 30, 2003

OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO N/A

Commission File Number 0-26839

SNAP2 CORPORATION
(f/k/a White Rock Enterprises, Ltd.)
(Exact name of registrant as specified in its charter)

NEVADA	88-0407246
(State of Incorporation)	(I.R.S. Employer Identification No.)

2000 West Commercial Boulevard, Suite 133
Ft. Lauderdale, Florida  33309
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING (ZIP CODE)

(954) 445-8993
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange  Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) X YES as to filing;  (2) X Yes as to requirement.

As of September 30, 2003, and currently, the Registrant has outstanding approximately 26,942,500 shares of common stock ($.001 par value).

Transitional Small Business Disclosure Format (check one):  Yes  [  ]    No  [X]

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB
YEAR ENDED SEPTEMBER 30, 2003

PART I

PART II

Item 5.	Market for Registrant's Common Equity & Related Stockholders' Matters	6
Item 6.	Management's Discussion & Analysis of Financial Condition & Results of Operations	6
Item 7.	Financial Statements	9
Item 8.	Changes in and Disagreements with Accountants on Accounting & Financial Disclosure	10

PART III

PART I.

ITEM 1.                DESCRIPTION OF BUSINESS

GENERAL

The Company operates from 2000 West Commercial Boulevard, Suite 133, Ft. Lauderdale, Florida  33309.

BUSINESS OF ISSUER

Following re-organization the Company has no products for sale.

EMPLOYEES

The Company has no full time employees.  The Company's President has agreed to allocate a portion of his time to the activities of the Registrant, without compensation.  The President anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2.                DESCRIPTION OF PROPERTIES

The Company has no significant assets, property, or operating capital.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to, nor are its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report.

PART II

ITEM 5.                MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

Market Information

The Company is authorized to issue 50,000,000 shares of its $0.001 par value common stock and 20,000,000 shares of its $0.0001 par value preferred stock.  As of September 30, 2003, the Company had 26,942,500 issued and outstanding shares of common stock.

The Company's common stock is traded on the OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers under the trading symbol "SPTO."  The Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

As of September 30, 2003 the Company had approximately 998 common stock shareholders and one shareholder of its preferred stock and there has been only a limited public market for the Company's common stock.  The following table shows, for the periods indicated, the high and low per share prices of common stock, as reported on the OTC Electronic Bulletin Board. Such prices represent prices between dealers, do not include retail mark-ups,  mark downs or conversions and may not represent actual transactions. No information is provided for periods prior to the effective date of the merger of ISES with and into the Company, which merger was effective February 28, 2000.

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

Holders

At September 30, 2003, there were approximately 998 holders of record of the Company's common stock.  As of September 30, 2003, there were approximately 26,942,500 shares outstanding.

Dividends

The Company ceased operations during the twelve months ended September 30, 2003, therefore, no meaningful comparatives are available.

ITEM 6.                MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS
                                OF OPERATIONS

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

Twelve Months Ended September 30, 2003

Revenues

The Company ceased operations during the nine months ended December 31, 2003, therefore, no meaningful comparatives are available.

Cost of Revenue

The Company ceased operations during the nine months ended December 31, 2003, therefore, no meaningful comparatives are available.

Gross Profit

The Company ceased operations during the nine months ended December 31, 2003, therefore, no meaningful comparatives are available.

Research and Development

The Company ceased operations during the nine months ended December 31, 2003, therefore, no meaningful comparatives are available.

Sales and Marketing

The Company ceased operations during the nine months ended December 31, 2003, therefore, no meaningful comparatives are available.

General and Administrative

The Company ceased operations during the nine months ended December 31, 2003, therefore, no meaningful comparatives are available.

Interest Expense

The Company ceased operations during the nine months ended December 31, 2003, therefore, no meaningful comparatives are available.

Gain on Sale and License of IFE Assets

The Company ceased operations during the nine months ended December 31, 2003, therefore, no meaningful comparatives are available.

Liquidity and Capital Resources

Since its inception, the Company has experienced losses from operations and negative cash flows.  At December 31, 2003, the Company had an accumulated deficit of $1,541,698 and a stockholders' deficit of $110,943.  The Company was not able to pay its obligations as they became due.  Therefore, all Directors recruited and new management was recruited to identify new merger candidates.

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

Due to continued losses from operations during the nine months ended December 31, 2003, the Company was not able to meet it obligations to make payroll on several occasions and has delayed paying vendors. In an effort to improve its liquidity, the Company has increased its consulting activities, reduced its work force by three employees and sold its IFE assets.

On November 26, 2001 the Company entered into an Amended and Substituted Asset Purchase Agreement with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded a previous agreement between the parties dated September 6, 2001. The Company used the initial proceeds from this transaction to become current on its payroll obligations and become more current on its vendor obligations. Terms of the IFE sale include a total purchase price for the sale and license of the IFE assets of $300,000 plus (i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three (3) years after the closing; (ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent (50%) of the revenues received from Air France during the three (3) years after closing.  For the quarter ended December 31, 2003, $21,259 was billed to the Buyer and recorded as license fees. The Company recorded license fees related to this Agreement for the nine months ended December 31, 2003 of $85,834. Air France subsequently extended its existing contractual arrangement and is increasing the number of aircraft utilizing inflight entertainment packages. However, Air France has also indicated its intention to terminate the existing contract and utilize the services and products of another vendor. Consequently, it is unlikely that the Company will receive substantial additional revenues resulting from this customer. The Company and the Buyer have subsequently agreed that the Company may retain proceeds from the Air France contract prior to its termination.  For the quarter ended December 31, 2003, proceeds of $92,000 were received by the Company and were comprised of $60,750 of license fees, $11,875 of maintenance fees and $19,375 of deferred income that will be recognized as revenue in the quarter ended December 31, 2003.

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

On November 26, 2001 the Company entered into an Amended and Substituted Asset Purchase Agreement ("Agreement") with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded an earlier Asset Purchase Agreement between the parties dated September 6, 2001.  Pursuant to the Agreement, the Company agreed to sell to the Buyer all of Company's IFE assets. The IFE assets include all of the Company's rights and obligations under its contracts with airline operators for the licensing of IFE products and services, the Company's rights and obligations under license and distribution agreements relating to its IFE business, Company's files, books and records relating to its IFE assets and other tangible property and physical assets used by the Company solely in connection with IFE business.  The Company also granted Buyer a perpetual, royalty free, exclusive worldwide license for IFE business. Terms include a total purchase price for the sale and license of the IFE assets of $300,000 plus (i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three (3) years after the closing; (ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent (50%) of the revenues received from Air France during the three (3) years after closing. In November 2001, the Company received $300,000 as a result of this transaction, which was recorded as a gain on sale.  Additional amounts to be received will be recorded as license fees. For the quarter ended June 30, 2002, $21,259 was billed to the buyer and recorded as license fees. The Company recorded license fees related to this Agreement for the nine months ended June 30, 2002 of $85,834. Air France subsequently extended its existing contractual arrangement and is increasing the number of aircraft utilizing inflight entertainment packages. However, Air France has also indicated its intention to terminate the existing contract and utilize the services and products of another vendor. Consequently, it is unlikely that the Company will receive substantial additional revenues resulting from this customer. The Company and the Buyer have subsequently agreed that the Company may retain proceeds from the Air France contract prior to its termination. For the quarter ended June 30, 2002, proceeds of $92,000 were received by the Company and were comprised of $60,750 of license fees, $11,875 of maintenance fees and $19,375 of deferred income that will be recognized as revenue in the quarter ended September 30, 2003.

The Company Expects to Incur Operating and Net Losses

The Company has a limited operating history, has incurred significant losses in the past year and, at September 30, 2003, had an accumulated deficit of $1,541,698 and a stockholders' deficit of $110,943.

Volatility of Stock Price

The market price of the Company's common stock is likely to fluctuate in the future. The Company believes that various factors, including quarterly fluctuations in results of operations, announcements of new products or partners by the Company or by its competitors, changes in interactive television and in-flight entertainment markets in general, or general economic, political and market conditions may significantly affect the market price of its common stock

ITEM 7.                FINANCIAL STATEMENTS

SNAP2 CORPORATION

FINANCIAL STATEMENTS

FISCAL YEAR ENDING

SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

SNAP2 Corporation
Balance Sheets

	September 30, 2003	September 30, 2002
ASSETS
Cash	$ 0	$ 47,107
Accounts receivable	0	196,729
Prepaid expenses	0	8,058
Current assets	0	251,894
Equipment, net of $87,453 accumulated depreciation	0	35,651
Other assets	0	300
Total assets	$ 0 ======	$287,845 =======
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts Payable	$ 90,000	$ 69,014
Line of credit	0	160,000
Accrued payroll and related liabilities	0	238,752
Accrued royalties	0	33,000
Accrued interest payable	0	21,465
Deferred income	0	31,031
Current portion of long-term debt	0	113,000
Current liabilities	90,000	666,262
Long-term debt, net of current portion	0	111,615
Deferred compensation, fair value of stock options	0	694,575
Total liabilities	90,000	1,472,452
STOCKHOLDERS' EQUITY:
Common stock, authorized 50,000,000 shares at $.0001 par value, issued and outstanding 26,942,500 shares	26,943	26,943
Additional paid-in capital	1,953,246	1,450,239
Retained earnings of deficit	(2,070,189)	(2,642,305)
Unearned compensation	0	(19,484)
Total stockholders' Equity	(90,000)	(1,184,607)
Total liabilities and stockholders' Equity	$ 0 ========	$ 287,845 ========

The accompanying notes are an integral part of these financial statements.

SNAP2 Corporation
Statements of Operations

	Fiscal Year Ended September 30, 2003	Fiscal Year Ended September 30, 2002
REVENUE	$ 0	$ 1,900,939
Cost of Revenue	0	902,952
Gross Profit	0	997,987
Operating Expenses
Research and development	0	288,387
Sales and marketing	0	156,589
General and administrative expenses	6,000	539,613
Compensation – stock issues at less than fair value	0	25,085
Compensation – options at fair value	0	694,575
Operating expenses	6,000	1,704,249
Other income and expenses
Interest expense	0	(44,460)
Gain on sale of equipment	0	998
Gain on sale of technical assets	0	300,000
Comprehensive income (loss)	$ (6,000) ========	$ (449,724) ========
Retained earnings, beginning of year	(2,661,789)	(2,238,981)
2003 income prior to reverse merger credited directly	597,600	0
Retained earnings, end of year	$ (2,070,189) =========	$ (2,661,789) =========
Earnings (loss) per share of common stock outstanding computed on net income (loss), principally from discontinued operations – basic and fully diluted	$ 0.00 =======	$ (0.02) =========
Weighted average shares outstanding
Basic and fully diluted	26,942,500 ========	23,378,508 =========

The accompanying notes are an integral part of these financial statements.

SNAP2 CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM OCTOBER 1, 2001 TO SEPTEMBER 30, 2003

	Common Stock		Convertible preferred Stock		Additional paid-in capital
	Shares	Amount
Shares

Amount

Balance, October 1, 2001	17,856,000	$17,856	10,000	$10	$1,457,209
Mandatory conversion of preferred			0	0	0
stock, February 2002	10,000,000	10,000	(10,000)	(10)	(9,990)
Surrender of common stock on unfounded raising of capital
	(1,221,000)	(1,221)	0	0	1,221
Issuance of common stock for settlement
of accounts payable	307,500	308	0	0	1,799
Cancellation of stock options	0	0	0	0	0
Net gain (loss)	0	0	0	0	0
Balance, September 30, 2002	26,942,500	26,943	0	0	1,450,239
Gain on reorganization	0	0	0	0	503,007
Balance, September 30, 2003	26,942,500 ========	$26,943 =======	0 =========	$0 =========	$1,953,246 ========

Cumulative Income (Loss)	Stockholders'
Equity

Balance, October 1, 2001			$(2,238,981)	$(763,906)
Mandatory conversion of preferred			0	0
stock, February 2002			0	0
Surrender of common stock on unfounded raising of capital
			0	0
Issuance of common stock for settlement
of accounts payable			0	2,107
Cancellation of stock options			26,916	26,916
Net gain (loss)			(449,724)	(449,724)
Balance, September 30, 2002			(2,661,789)	(1,184,607)

Net loss subsequent to reortanization			(6,000)	(6,000)
Gain on reorganization			0	503,007
2003 pre-reorganization credits to retained earnings			597,600	597,600
Balance, September 30, 2003			$(2,070,189) =========	$(90,000) =======

The accompanying notes are an integral part of these financial statements

SNAP2 CORPORATION
 STATEMENTS OF CASH FLOWS

Year ended September 30, 2003

Year ended September 30, 2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income (Loss)	$(6,000)	$(449,724)
Adjustments to reconcile net loss to cash used by operating activity	0	0
Depreciation	0	22,506
Amortization	0	7,204
Gain on sale of equipment	0	(998)
Gain on sale of technology assets	0	(300,000)
Compensation expense related to common stock issuance at less than fair value
	0	25,085
Compensation expense related to fair value of vested stock options	0	694,575
(Increase ) decrease in accounts receivable	0	(52,935)
(Increase ) decrease in other assets	0	(8,058)
Increase (decrease) in accounts payable and accrued expenses	6,000	(143,983)
Increase (decrease) in deferred revenues	0	(15,778)
NET CASH PROVIDED BY OPERATING ACTIVITIES
	0	(222,106)

CASH FLOWS USED BY INVESTING ACTIVITIES

Cash received from sale of property and equipment	0	1,500
Cash received from sale of technology assets	0	300,000
Purchases of property and equipment	0	(3,079)
NET CASH USED BY INVESTING ACTIVITIES
	0	298,421

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on short-term line of credit	0	(40,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES
	0	(40,000)
NET INCREASE IN CASH	0	36,315
CASH AT BEGINNING OF PERIOD	47,107	10,792
Cash absorbed in reorganization	(47,107)	0
CASH AT END OF PERIOD	$0 =========	$47,107 =========

The accompanying notes are an integral part of these financial statements.

SNAP 2 CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

NOTE A                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated as White Rock Enterprises, Ltd. on October 8, 1998 under laws of the State of Nevada.  The Company was originally formed to develop and market a dryer for boots and shoes.  On February 28, 2000, the Company merged with ISES Corporation with the Company being the surviving entity.  In connection with the merger the Company became a software product developer and software service provider for in-flight entertainment systems and set-top boxes (STB) for interactive television.  The Company changed its name to Snap 2 Corporation pursuant to Articles of Amendment filed July 12, 2000.  On January 1, 2003, the Company reorganized by disposal of all assets and liabilities.  The post-reorganization business purpose is under review by new owners as part of development of the business plan.

The Company adopted September 30 as its fiscal year end.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B                 EARNINGS (LOSS) PER SHARE

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  The Company has no shares outstanding that are potentially issuable, so basic and fully diluted EPS are the same.

NOTE C                 REORGANIZATION JANUARY 1, 2003

As of January 1, 2003, the Company reorganized.  The stockholders sold all their shares to new owners.  As part of the reorganization agreement the pre-reorganization stockholders received title to all assets and assumed all liabilities of the Company, resulting in a gain on reorganization.  The gain of $1,100,607 consisted of the following elements:

                            First quarter operating results                                                    $ 597,600
                            Assets and liabilities assumed by others                                    503,007
                                    Total                                                                                       $1,100,607
                                                                                                                                   =========

The pre-reorganization operating income of $597,600 was credited directly to retained earnings.  The net value of assets and liabilities assumed by others of $503,007 was applied as an increase in additional paid-in capital.

The reorganization was accounted for and reported as a reverse merger.

ITEM 8.                CHANGES IN &  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING &

FINANCIAL DISCLOSURE

The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS,  PROMOTERS & CONTROL PERSONS,
                              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held
William O’Keef	40	President

Involvement in Certain Legal Proceedings

None of the director/officers have been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-K.

Compliance With Section 16(a) of the Exchange Act

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.  As a result, no reports are required to be filed pursuant to Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

During the last fiscal year, the Company's officer and director did not receive any salary, wage or other compensation.  During the current fiscal year the Company has no present plans or means to pay compensation to its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth each person known to SNAP2 CORPORATION, as of September 30, 2003, to be a beneficial owner of five percent (5%) or more of SNAP2 CORPORATION common stock, by SNAP2 CORPORATION directors individually, and by all of the TUNDRA RESOURCES, INC.'s directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Title of Class	Name of Owner	Shares Beneficially Owned	Percentage of Ownership
Common	None	None	0%

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Common	None	None	0%

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FROM 8-K

EXHIBITS.

None

(b)                REPORTS ON FORM 8-K.

A Form 8-K was filed on September 3, 2003, accession number 0001117768-03-000084 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

SNAP2 CORPORATION
Dated: January 29, 2004	By: /s/ William O’Keef William O’Keef, President

I, William O’Keef, certify that:

1.             I have reviewed this annual report on Form 10K-SB of Snap2 Corporation;

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

Dated: January 29, 2004	By: /s/ William O’Keef William O’Keef, President

Statement of Chief Executive Officer  Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, William O’Keef, state and certify as follows:

The financial statements filed with the report on Form 10-KSB for the period ended September 30, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Snap2 Corporation.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: January 29, 2004	By: /s/ William O’Keef William O’Keef, President