Form 10QSB
period 2003-12-31
SNAP2 CORP
filed 2004-01-29
CIK 1079287

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

|X|  Quarterly Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

|_|  Transition Report Under section 13 or 15(d) of the Securities Exchange Act of 1934 for the
     transition period from ______________ to _______________

For Period ended December 31, 2003
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

As of December 31, 2003, the registrant had 26,942,500 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I   FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

SNAP2 CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND DECEMBER 31, 2002

SNAP2 Corporation
Balance Sheets
	December 31, 2003	December 31, 2002
ASSETS
Cash	$ 0	$ 68,987
Accounts receivable	0	344,894
Prepaid expenses	0	6,500
Current assets	0	420,381
Equipment, net of accumulated depreciation	0	31,931
Other assets	0	300
Total assets	$ 0 ======	$ 452,612 =======
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts Payable	$ 90,000	$ 62,693
Line of credit	0	130,000
Accrued payroll and related liabilities	0	226,924
Accrued royalties	0	37,000
Accrued interest payable	0	23,190
Deferred income	0	18,749
Current portion of long-term debt	0	133,000
Current liabilities	90,000	631,556
Long-term debt, net of current portion	0	91,615
Deferred compensation, fair value of stock options	0	315,900
Total liabilities	90,000	1,039,071
STOCKHOLDERS' EQUITY:
Common stock, authorized 50,000,000 shares at $.0001 par value, issued and outstanding 26,942,500 shares	26,943	26,943
Additional paid-in capital	1,953,246	1,435,771
Retained earnings of deficit	(2,070,189)	(2,044,704)
Unearned compensation	0	(4,469)
Total stockholders' Equity	(90,000)	(586,459)
Total liabilities and stockholders' Equity	$ 0 ========	$ 452,612 ========

The accompanying notes are an integral part of these financial statements.

SNAP2 Corporation
Statements of Operations

	Three months ending December 31, 2003	Three months ending December 31, 2002
REVENUE	$ 0	$ 465,487
Cost of Revenue	0	135,792
Gross Profit	0	329,695
Operating Expenses
Research and development	0	200
Sales and marketing	0	177
General and administrative expenses	0	89,652
Compensation – stock issues at less than fair value	0	0
Compensation – options at fair value	0	(378,675)
Operating expenses	0	(288,646)
Other income and expenses
Interest expense	0	(5,725)
Gain on sale of equipment	0	0
Gain on sale of technical assets	0	0
Comprehensive income (loss)	$ 0 ========	$ 612,616 ========
Retained earnings, beginning of year	(2,049,173)	(2,661,789)
Net adjustment due to reorganization	(21,016)	0
Retained earnings, end of period	$ (2,070,189) =========	$ (2,049,173) =========
Earnings (loss) per share of common stock outstanding computed on net income (loss), principally from discontinued operations – basic and fully diluted	$ 0.00 =======	$ 0.02 =========
Weighted average shares outstanding
Basic and fully diluted	26,942,500 ========	26,942,500 =========

The accompanying notes are an integral part of these financial statements.

SNAP2 CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM OCTOBER 1, 2001 TO DECEMBER 31, 2003

	Common Stock		Convertible preferred Stock		Additional paid-in capital
	Shares	Amount
Shares

Amount

Balance, October 1, 2001	17,856,000	$17,856	10,000	$10	$1,457,209
Mandatory conversion of preferred			0	0	0
stock, February 2002	10,000,000	10,000	(10,000)	(10)	(9,990)
Surrender of common stock on unfounded raising of capital
	(1,221,000)	(1,221)	0	0	1,221
Issuance of common stock for settlement
of accounts payable	307,500	308	0	0	1,799
Cancellation of stock options	0	0	0	0	0
Net gain (loss)	0	0	0	0	0
Balance, September 30, 2002	26,942,500	26,943	0	0	1,450,239
Gain on reorganization	0	0	0	0	503,007
Balance, September 30, 2003	26,942,500	26,943	0	0	1,450,239
Net gain (loss)	0	0	0	0	0
Balance, December 31, 2003	26,942,500 ========	$26,943 =======	0 =========	$0 =========	$1,953,246 ========

Cumulative Income (Loss)	Stockholders'
Equity

Balance, October 1, 2001			$(2,238,981)	$(763,906)
Mandatory conversion of preferred			0	0
stock, February 2002			0	0
Surrender of common stock on unfounded raising of capital
			0	0
Issuance of common stock for settlement
of accounts payable			0	2,107
Cancellation of stock options			26,916	26,916
Net gain (loss)			(449,724)	(449,724)
Balance, September 30, 2002			(2,661,789)	(1,184,607)

Net loss subsequent to reortanization			(6,000)	(6,000)
Gain on reorganization			0	503,007
2003 pre-reorganization credits to retained earnings			597,600	597,600
Balance, September 30, 2003			(2,070,189)	(90,000)
Net gain (loss)			0	0
Balance, December 31, 2003			$(2,070,189) =========	$(90,000) =========

The accompanying notes are an integral part of these financial statements

SNAP2 CORPORATION
STATEMENTS OF CASH FLOWS

Three months ended December 31, 2003

Three months ended December 31, 2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income (Loss)	$0	$597,600
Adjustments to reconcile net loss to cash used by operating activity
Depreciation	0	4,420
Amortization	0	547
Gain on sale of equipment	0	0
Gain on sale of technology assets	0	0
Compensation expense related to common stock issuance at less than fair value
	0	0
Compensation expense related to fair value of vested stock options	0	(378,675)
(Increase ) decrease in accounts receivable	0	(146,606)
(Increase ) decrease in other assets	0	0
Increase (decrease) in accounts payable and accrued expenses	0	(12,282)
Increase (decrease) in deferred revenues	0	(12,282)
NET CASH PROVIDED BY OPERATING ACTIVITIES
	0	52,582

CASH FLOWS USED BY INVESTING ACTIVITIES

Cash received from sale of property and equipment	0	0
Cash received from sale of technology assets	0	0
Purchases of property and equipment	0	(702)
NET CASH USED BY INVESTING ACTIVITIES
	0	(702)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on short-term line of credit	0	(30,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES
	0	(30,000)
NET INCREASE IN CASH	0	21,880
CASH AT BEGINNING OF PERIOD	0	47,107
Cash absorbed in reorganization	0	0
CASH AT END OF PERIOD	$0 =========	$68,987 =========

The accompanying notes are an integral part of these financial statements.

SNAP 2 CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND DECEMBER 31, 2002

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

                The Company has adopted a fiscal year ending September 30.

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
                OTCBB:SPTO.

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

William O’Keef -- President

Operations.

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

Three Months Ended December 31, 2003

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

Three Months Ended December 31, 2003

Revenues

                The Company ceased operations during the three months ended December 31, 2003, therefore, no meaningful comparatives are available.

Cost of Revenue

                The Company ceased operations during the three months ended December 31, 2003, therefore, no meaningful comparatives are available.

Gross Profit

                The Company ceased operations during the three months ended December 31, 2003, therefore, no meaningful comparatives are available.

Research and Development

                The Company ceased operations during the three months ended December 31, 2003, therefore, no meaningful comparatives are available.

Sales and Marketing

                The Company ceased operations during the three months ended December 31, 2003, therefore, no meaningful comparatives are available.

General and Administrative

                The Company ceased operations during the three months ended December 31, 2003, therefore, no meaningful comparatives are available.

Interest Expense

                The Company ceased operations during the three months ended December 31, 2003, therefore, no meaningful comparatives are available.

Gain on Sale and License of IFE Assets

                The Company ceased operations during the three months ended December 31, 2003, therefore, no meaningful comparatives are available.

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

Due to continued losses from operations during the three months ended December 31, 2003, the Company was not able to meet it obligations to make payroll on several occasions and has delayed paying vendors. In an effort to improve its liquidity, the Company has increased its consulting activities, reduced its work force by three employees and sold its IFE assets.

On November 26, 2001 the Company entered into an Amended and Substituted Asset Purchase Agreement with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded a previous agreement between the parties dated September 6, 2001. The Company used the initial proceeds from this transaction to become current on its payroll obligations and become more current on its vendor obligations. Terms of the IFE sale include a total purchase price for the sale and license of the IFE assets of $300,000 plus (i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three (3) years after the closing; (ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent (50%) of the revenues received from Air France during the three (3) years after closing.  For the quarter ended December 31, 2003, $21,259 was billed to the Buyer and recorded as license fees. The Company recorded license fees related to this Agreement for the three months ended December 31, 2003 of $85,834. Air France subsequently extended its existing contractual arrangement and is increasing the number of aircraft utilizing inflight entertainment packages. However, Air France has also indicated its intention to terminate the existing contract and utilize the services and products of another vendor. Consequently, it is unlikely that the Company will receive substantial additional revenues resulting from this customer. The Company and the Buyer have subsequently agreed that the Company may retain proceeds from the Air France contract prior to its termination.  For the quarter ended December 31, 2003, proceeds of $92,000 were received by the Company and were comprised of $60,750 of license fees, $11,875 of maintenance fees and $19,375 of deferred income that will be recognized as revenue in the quarter ended December 31, 2003.

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

On November 26, 2001 the Company entered into an Amended and Substituted Asset Purchase Agreement ("Agreement") with Inflight Digital Limited, a company incorporated under the laws of England and Wales ("Buyer") which superceded an earlier Asset Purchase Agreement between the parties dated September 6, 2001.  Pursuant to the Agreement, the Company agreed to sell to the Buyer all of Company's IFE assets. The IFE assets include all of the Company's rights and obligations under its contracts with airline operators for the licensing of IFE products and services, the Company's rights and obligations under license and distribution agreements relating to its IFE business, Company's files, books and records relating to its IFE assets and other tangible property and physical assets used by the Company solely in connection with IFE business.  The Company also granted Buyer a perpetual, royalty free, exclusive worldwide license for IFE business. Terms include a total purchase price for the sale and license of the IFE assets of $300,000 plus (i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three (3) years after the closing; (ii) twenty-five percent (25%) of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways as assigned to Buyer plus fifty percent (50%) of all revenue received by Buyer from British Airways during the three (3) years after closing; and (iv) $75,000 upon receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent (50%) of the revenues received from Air France during the three (3) years after closing. In November 2001, the Company received $300,000 as a result of this transaction, which was recorded as a gain on sale.  Additional amounts to be received will be recorded as license fees. For the quarter ended June 30, 2002, $21,259 was billed to the buyer and recorded as license fees. The Company recorded license fees related to this Agreement for the three months ended June 30, 2002 of $85,834. Air France subsequently extended its existing contractual arrangement and is increasing the number of aircraft utilizing inflight entertainment packages. However, Air France has also indicated its intention to terminate the existing contract and utilize the services and products of another vendor. Consequently, it is unlikely that the Company will receive substantial additional revenues resulting from this customer. The Company and the Buyer have subsequently agreed that the Company may retain proceeds from the Air France contract prior to its termination. For the quarter ended June 30, 2002, proceeds of $92,000 were received by the Company and were comprised of $60,750 of license fees, $11,875 of maintenance fees and $19,375 of deferred income that will be recognized as revenue in the quarter ended December 31, 2003.

The Company Expects to Incur Operating and Net Losses

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

Statement of Chief Executive Officer   Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, William O’Keef, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended December 31, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Snap2 Corporation.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: January 29, 2004	By: /s/ William O’Keef William O’Keef, President