Form 10KSB/A
period 2003-09-30
SNAP2 CORP
filed 2005-05-20
CIK 1079287

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark one)
[X] Annual Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

For the Fiscal Year ended September 30, 2003

[ ] Transition Report Under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ___________________

Commission File Number 0-26839

SNAP2 CORPORATION
(Name of small business issuer in its charter)

NEVADA 88-0407246 (State of Incorporation) (I.R.S. Employer Identification No.)

101 Plaza Real South
Suite 210
Boca Raton, FL 33432
(Address of Principal Executive Offices) (Zip Code)

(561) 368-4700
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock
$0.001 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year : $0

The approximate aggregate market value of voting stock held by non-affiliates of the registrant as of April 11, 2005 was $ 524,396 (based on the last reported sale price of $0.35 per share on April 11, 2005).

The number of shares of the registrant's common stock outstanding as of April 11, 2005 was 49,294,250

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

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

Given these uncertainties, readers of this Form 10-KSB/A and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Prior to March 31, 2003 SNAP2 Corporation (f/k/a White Rock Enterprises, Ltd.) (the "Company") was a software product developer and software service provider for in-flight entertainment systems (IFE) for passenger aircraft and interactive set-top boxes (STB) for interactive television. As of March 2003 the Company discontinued all prior operations.

The Company is registered with the SEC as SNAP2 Corporation and is traded on the over-the-counter bulletin board: OTCBB:SPTO.

On December 3, 2003, the Company acquired Digital Marketing Networks, LLC and Ez Direct Marketing, Inc. through a share for share exchange. Digital Marketing Networks, LLC is a software company concentrating in internet sales. Ez Direct Marketing, Inc is a marketing company focusing on retail sales. Additionally, on April 19, 2004, the Company acquired the assets of Call Now America Prepaid Corporation. Call Now America sells prepaid phone services.

Digital Marketing Networks, LLC was an inactive company and had no assets or liabilities. Digital Marketing Networks was acquired for its president’s ideas and its contacts.

Ez Direct Marketing, Inc. was an inactive company and had no assets or liabilities. Ez Direct Marketing, Inc. was acquired for its president’s ideas, its contacts and customer lists.

Call Now America Prepaid, LLC distributes prepaid phone cards for the domestic, international and wireless markets in Florida, Georgia, New York and Texas through distributors in each of the respective states.

AMENDMENT AND RETATEMENT

As of March 31, 2003 the Company has discontinued its operations The Company has restated its previously issued financial statements for the year ended September 30, 2003 and 2002 to take effect for the disposal of its business. Additionally, in the initial 10-KSB for this period the Company did not have an independent audit of its financial statements by an independent certified public accountant. The Companies 9/03 financials were not audited and no auditor's report on either 9/03 or 9/02 was included in the initial 9/03 10-KSB filing and, accordingly, such filing did not comply with the SEC's rules and regulations.

OPERATIONS

The Company operates from 2000 West Commercial Blvd., Fort Lauderdale, FL 33309

PRODUCTS

Prior to March 31, 2003 the Company marketed software applications for the in flight entertainment and interactive television markets. On March 31, 2003 the Company discontinued marketing of its applications for the in flight entertainment and interactive television markets and discontinued its operations. As of this time the Companies primary product is pre-paid phone cards.

REVENUES

The Company's revenues of $465,487, prior to March 31, 2003, were derived from software and engineering consulting services provided to interactive television equipment manufacturers and technology providers, and software license fees and renewals of its SNAP2 Travel Kit Games for the IFE market. On March 31, 2003 the Company discontinued all operations. As of this time the Companies primary revenues are derived for its sales of pre-paid phone cards.

RESULTS OF OPERATIONS

As of March 31, 2003 the Company has discontinued its operations. New operations of the company commenced in December of 2003.

EMPLOYEES

At September 30, 2003, the Company had no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Registrant, without compensation.  The President anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2: DESCRIPTION OF PROPERTY

MAIN OFFICE

As of September 30, 2003 the Company has no significant assets, property or operating capital. The company operates from offices in Fort Lauderdale, Florida.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company, through solicitation of proxies or otherwise, during the three months ended September 30, 2003.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is authorized to issue 50,000,000 shares of its $0.001 par value common stock and 20,000,000 shares of its $0.001 par value preferred stock. As of September 30, 2003, the Company had 4,994,250 issued and outstanding shares of common stock.

The Company's common stock is traded on the OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers under the trading symbol "SPTO." The Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

HOLDERS

As of September 30, 2003 the Company had approximately 998 common stock shareholders of record and there has been only a limited public market for the Company's common stock. The following table shows, for the periods indicated, the high and low per share prices of common stock, as reported on the OTC Electronic Bulletin Board. Such prices represent prices between dealers, do not include retail mark-ups, mark downs or conversions and may not represent actual transactions.

HIGH LOW

PeriodEnded                                                   High                                            Low

March 31, 2001                                              $1.56                                             $0.46
June 30, 2001                                                 $1.07                                             $0.35
September 30, 2001                                       $0.90                                             $0.40
December 31, 2001                                        $0.49                                             $0.17
March 31, 2002                                              $0.41                                             $0.20
June 30, 2002                                                 $0.25                                             $0.09
September 30, 2002                                      $0.08                                             $0.03
December 31, 2002                                       $0.08                                             $0.03
March 31, 2003                                             $0.08                                             $0.03
June 30, 2003                                                $0.10                                             $0.10
September 30, 2003                                      $0.11                                             $0.11

DIVIDEND POLICY

The Company has never declared or paid cash dividends on its capital stock. It is anticipated that the Company would retain its future earnings, if any, to fund the operation and expansion of its business and management does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

INTRODUCTION

Prior to March 31, 2003 Snap2 Corporation (f/k/a White Rock Enterprises, Ltd.) (the "Company") was a software product developer and software service provider for in-flight entertainment systems (IFE) for passenger aircraft and interactive set-top boxes (STB) for interactive television. As of March 2003 the Company discontinued all prior operations. Accordingly, historical results of operations are not indicative of and should not be relied upon as an indicator of future performance.

On December 3, 2003, the Company acquired Digital Marketing Networks, LLC and Ez Direct Marketing, Inc. through a share for share exchange. Digital Marketing Networks, LLC is a software company concentrating in internet sales. Ez Direct Marketing, Inc is a marketing company focusing on retail sales. Additionally, on April 19, 2004, the Company acquired the assets of Call Now America Prepaid Corporation. Call Now America sells prepaid phone services.

Digital Marketing Networks, LLC was an inactive company and had no assets or liabilities. Digital Marketing Networks was acquired for its president’s ideas, its contacts.

Ez Direct Marketing, Inc. was an inactive company and had no assets or liabilities. Ez Direct Marketing, Inc. was acquired for its president’s ideas, its contacts and customer lists.

Call Now America Prepaid, LLC distributes prepaid phone cards for the domestic, international and wireless markets in Florida, Georgia, New York and Texas through distributors in each of the respective states.

RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the fiscal years ended September 30, 2003 and 2002, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

For the year ended September 30, 2003, the Company incurred net loss of $145,624, compared to net loss of $449,720 for the comparable 2002 period. The company ceased operations on March 31, 2003.

PLAN OF OPERATION

The company intends to continue to seek to acquire additional business entities or operations. The company intends to increase its sales of prepaid phone cards through the contacts and customers of both Digital Marketing Networks and Ez Direct Marketing. The company intends to introduce additional product lines to its phone card distribution network.

SUBSEQUENT ACQUISITIONS

On December 3, 2003, the Company acquired Digital Marketing Networks, LLC and Ez Direct Marketing, Inc. through a share for share exchange. Digital Marketing Networks, LLC is a software company concentrating in internet sales. Ez Direct Marketing, Inc is a marketing company focusing on retail sales. Additionally, on April 19, 2004, the Company acquired the assets of Call Now America Prepaid Corporation. Call Now America sells prepaid phone services.

YEAR ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES

As of March 31, 2003 the Company ceased operations. Total revenues for the year ended September 30, 2003 were $465,487, as compared to $1,900,939 for the year ended September 30, 2002.

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

STOCK-BASED COMPENSATION

The Company ceased operations during the current period, therefore, no meaningful comparatives are available.

INTEREST EXPENSE

The Company ceased operations during the current period, therefore, no meaningful comparatives are available.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had no cash, no accounts receivable and total liabilities of $721,556. As of March 31, 2003 the Company has ceased operations.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 7: FINANCIAL STATEMENTS

SNAP 2 CORPORATION
FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002

SNAP 2 CORPORATION
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002

F - 1      Report of Independent Registered Public Accounting Firm - 2003

F - 2      Report of Independent Registered Public Accounting Firm - 2002

Financial Statements:

F-3        Balance Sheet at September 30, 2003

F-4        Statements of Operation for the Years Ended
              September 30, 2003 and 2002

F-5        Statement of Changes in Stockholders’ Equity (Deficit)
              for the Years Ended September 30, 2003 and 2002

F-6       Statements of Cash Flow for the Years Ended
             September 30, 2003 and 2002

F-7       Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Snap 2 Corporation
Ft. Lauderdale, Florida

We have audited the accompanying balance sheet of Snap 2 Corporation (a Nevada Corporation) as of September 30, 2003 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company has restated its September 30, 2003 financial statements that were filed on November 17, 2003 due to the fact that they were prepared by internal management and not audited by an independent registered public accounting firm. Moreover, the effects of the restatement are to increase the net loss by $139,624 and to properly state the basic components of the financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has experienced net losses for the years ended September 30, 2003 and 2002 and prior that has resulted in substantial accumulated deficits. The Company’s financial position and lack of operations raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Snap 2 Corporation as of September 30, 2003 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Bagell Josephs & Company, LLC

Bagell Josephs & Company, LLC
Gibbsboro, New Jersey

February 4, 2005

S. W. Hatfield, CPA
9002 Green Oaks Circle, 2nd Floor
P. O. Box 820392
Dallas, TX 75382-0392

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SNAP2 Corporation

We have audited the accompanying statement of operations, changes in shareholders' equity (deficit) and cash flows for the year ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SNAP2 Corporation for the year ended September 30, 2002, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 and Note 8, the Company discontinued all operations during March 2003. This circumstance creates substantial doubt about the Company's ability to continue as a going concern. Management’s plans with regard to this matter is discussed in Note 8 and 12 of the accompanying financial statements. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

                                                                                                                          /s/ S. W. Hatfield, CPA
                                                                                                                                S.W.  HATFIELD, CPA

Dallas, Texas
January 17, 2003

SNAP2 CORPORATION

FINANCIAL STATEMENTS

BALANCE SHEET
SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

ASSETS

	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$-	$25,265
Accounts receivable	-	108,708
Other current assets	-	8,695
Total current assets	-	142,668

Property, plant and equipment, net	-	2,396,487
Other assets	-	272,520
-		6,449,084

TOTAL ASSETS	$-	$6,591,752

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Note payable on demand	$84,000
Accounts payable and accrued liabilities	6,000	671,709
Total current liabilities	90,000	671,709

Long-term Liabilities
Commitments	631,556

Total liabilities	721,556

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 20,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
4,994,250 shares issued and outstanding	4,994	54,398
Additional paid-in capital	2,080,863	84,084,032
Accumulated deficit	(2,807,413)	(80,271,383)
Total stockholders' equity (deficit)	(721,556)	3,867,047

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$4,538,756

The accompanying notes are an integral part of these financial statements.

SNAP2 Corporation
Statements of Operations
For the years ended September 30, 2003 and 2002

	2003	2002
	(Restated)	(Reclassified)
OPERATING REVENUE	$-	$-

COST OF OPERATIONS	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Consulting fees	230,000	-
General and administrative	6,000	-
Total operating expenses	236,000	-

(LOSS) FROM CONTINUING OPERATIONS	(236,000)	-

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations (net of taxes)	218,925	(449,724)
(Loss) on disposal (net of taxes)	(128,549)	-

(LOSS) BEFORE INCOME TAXES	(145,624)	(449,724)
Provision for income taxes	-	-

NET (LOSS)	$(145,624)	$(449,724)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
From continuing operations	$(0.09)	$-
From discontinued operations	$0.09	$(0.19)
From disposal	$(0.05)	$-

TOTAL INCOME (LOSS) PER SHARE	$(0.05)	$(0.19)
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	2,661,395	2,337,850

The accompanying notes are an integral part of these financial statements.

SNAP2 CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Deficit)
For the years ended September 30, 2003 and 2002

						(Restated and)
					Additional	(Reclassified)
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficits	Total

Balance, September 30, 2001	10,000	$10	17,856,000	$17,856	$1,417,528	$(2,238,981)	$(803,587)

Retroactive treatment of 1:10 stock split	-	-	(16,070,400)	(16,070)	16,070	-	-

Balance, September 30, 2001 as restated	10,000	$10	1,785,600	$1,786	$1,433,598	$(2,238,981)	$(803,587)

Mandatory conversion of preferred stock -
February 28, 2002	(10,000)	(10)	1,000,000	1,000	(990)	-	-

Surrender of common stock	-	-	(122,100)	(122)	122	-	-

Issuance of common stock for settlement of payables	-	-	30,750	30	61,470	-	61,500

Cancellation of stock options	-	-	-	-	(19,712)	26,916	7,204

Net loss for the year	-	-	-	-	-	(449,724)	(449,724)

Balance, September 30, 2002	-	-	2,694,250	2,694	1,474,488	(2,661,789)	(1,184,607)

Repricing of fair value options	-	-	-	-	378,675	-	378,675

Issuance of stock for services	-	-	2,300,000	2,300	227,700	-	230,000

Net loss for the year	-	-	-	-	-	(145,624)	(145,624)

Balance September 30, 2003	-	$-	4,994,250	$4,994	$2,080,863	$(2,807,413)	$(721,556)

The accompanying notes are an integral part of these financial statements

SNAP2 CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended September 30, 2003 and 2002

	(Restated)	(Reclassified)
	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net Loss	$(236,000)	$-
Common Stock issued for consulting services	230,000	-
Adjustments to Reconcile Net (Loss) to Net Cash
provided by (used in) operating activities:

Increase in accounts payable and accrued expenses	6,000	-

Net cash provided by (used) in operating activities -
continuing operations	-	-

Discontinued Operations:
Income (Loss) from discontinued operations	90,376	(449,724)
Adjustments to Reconcile Net Cash provided by (used in)
discontinuing operations	(106,781)	227,618

Net Cash (used) in Operating Activities - discontinuing operations	(16,405)	(222,106)

Net Cash (used in) Operating Activities	(16,405)	(222,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
Acquisition of fixed assets	(702)	(3,079)

Discontinued Operations:
Proceeds from disposal of assets	-	301,500

Cash flows provided by investing activities	(702)	298,421

CASH FLOWS FROM FINANCING ACTIVITIES:
Continuing Operations:
Payments on Long Term debt	(30,000)	(40,000)

Cash provided by (used in) Financing Activities from
Continuing Operations	(30,000)	(40,000)

Net Increase (Decrease) in Cash and Cash Equivalents	(47,107)	36,315

Cash and Cash Equivalents - Beginning of year	47,107	10,792

Cash and Cash Equivalents - End of year	$-	$47,107

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$2,583	$11,858

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Common stock issued for consulting services	$230,000	$-

The accompanying notes are an integral part of these financial statements.

SNAP 2 CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

NOTE 1 -  NATURE OF BUSINESS

Snap 2 Corporation, was incorporated as White Rock Enterprises, Ltd. On October 8, 1998 under the laws of the State of Nevada. The Company was originally formed to develop and market a dryer for boots and shoes. On February 28, 2000, the Company merged with ISES Corporation with the Company being the surviving entity. In connection with the merger, the Company issued 10,000,000 shares of common stock and 10,000 shares of convertible preferred stock automatically converted to 10,000,000 shares of common stock on February 28, 2002. In connection with the merger, the company disposed of its boot dryer product.

In connection with the reverse merger, the Company became a software product developer and software service provider for in-flight entertainment systems and set-top boxes for interactive television. The Company changed its name to Snap 2 Corporation pursuant to an Articles of Amendment filed July 12, 2000.

On March 31, 2003, the Company entered into an Escrow Agreement with its then majority stockholder, and another entity, whereby the former majority stockholder sold his interest in the Company constituting 74.2% of the issued and outstanding shares of the Company to the other entity for $100,000 in a private stock transaction. For the $100,000 consideration, the former majority stockholder received the assets of the Company and assumed the liabilities of the Company, with the Company providing a promissory note due on demand, to the majority stockholder for $84,000.

In accordance with the Escrow Agreement, the Company signed an indemnification agreement, indemnifying the Company of any liability with respect to the majority stockholder’s assumption of the debt acquired by him. The Company, however, in accordance with FASB 5 and FIN 45, has elected to recognize a liability on its books due to the guarantee imposed that the debt gets paid off. Under FIN 45, the Company recorded the liability at the inception of the guarantee and only will reflect a reduction of the payable, i.e. release from guarantee upon the expiration or settlement of the guarantee, by a systematic and rational amortization method or as the fair value of the guarantee changes

The financial statements for the year ended September 30, 2003 include reclassifications of the operations of the Company to reflect the disposal of its business, which took effect March 31, 2003. The 2003 and 2002 statements have been reclassified to October 1, 2001 to reflect the operations below the line as discontinued operations in accordance with the provisions of FASB 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. After this disposal, the Company has had no operations, and was left with no remaining assets. Accordingly, the Company will present its financial statements as a development stage company in accordance with FASB 7.

The Company has restated and reclassified its previously issued unaudited financial statements for the years ended September 30, 2003 and 2002. The Company did not have an independent audit of its financial statements by an independent certified public accountant. Additionally, the Company has reclassified its financial statements at September 30, 2003 and 2002 to take effect for the disposal of its business.

On September 4, 2003, the Company’s Board of Directors approved a 1 for 10 reverse split of the issued and outstanding common stock of the Company, effective as of that date. All issued and outstanding shares reflected in the accompanying financial statements have been restated to give effect to this reverse stock split as if the event had occurred on the first day of the first period presented.

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For financial statement presentation purposes, the Company will consider short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company at September 30, 2003 did not have any cash or a bank account.

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Since March 31, 2003, the Company has no revenues and is in process of implementing a new business plan.

Prior to March 31, 2003, software license fees were recognized upon contract signature and the shipment of the software. Consulting revenues were derived primarily from custom contract engineering work are recognized using the percentage of completion method. Revenues from training and consulting services were recognized as the services were rendered. Maintenance revenues were recognized ratably over the term of the related agreements.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carry forwards generated by sustaining deficits during the development stage and prior periods.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                                                        September 30,                        September 30,
                                                                                                              2003                                           2002

Net Loss                                                                                         $(145,624)                                   ($449,724)

Weighted-average common shares
outstanding (Basic)                                                                       2,661,395                                    2,337,850

Weighted-average common stock
equivalents:
Stock options and warrants                                                                       -                                                  -

Weighted-average common shares
outstanding (Diluted)                                                                   2,661,395                                   2,337,850

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. Moreover, the Company on September 4, 2003 authorized a reverse split of ten shares to one share. This action was approved on August 20, 2003 and made effective September 4, 2003. The weighted average of common shares and equivalents are retroactively restated to reflect the reverse split.

Property and Equipment

All property and equipment is recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred. The Company disposed of its assets on March 31, 2003, and currently has no assets.

Advertising

Costs of advertising and marketing are expensed as incurred for the years ended September 30, 2003 and 2002, respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”, and has adopted the enhanced disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosures”, an amendment of SFAS No. 123. APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

Effective September 30, 2002, the Company’s Board of Directors, elected to expense the imputed compensation cost related to stock options repriced or newly granted during fiscal 2002. The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model. Compensation cost for stock options issued other than to employees and directors if any, is recognized at the date of grant.

During the year ended September 30, 2003, the Company cancelled all employee and other stock options due to terminations and the reorganization of the Company. No additional options have been issued since then.

NOTE 3-  STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 50,000,000 common shares and 20,000,000 preferred shares, all at a par value of $.001. At September 30, 2003, the Company had 4,994,250 common shares outstanding, and no preferred shares issued and outstanding.

In connection with the February 28, 2000 reverse acquisition transaction the Company issued an additional 2,200,000 shares of common stock to various unrelated parties in exchange for locating investors and a commitment to raise $2,000,000 to fund the Company’s working capital needs for general corporate purposes.

Through September 30, 2001, an aggregate of approximately $615,650 had been received in consideration for the issuance, in prior periods, of 2,000,000 shares of common stock. As of September 30, 2001, Management was of the opinion that it was unlikely that any additional capital will be provided and began the process to recover as many of the approximately 1,523,460 unearned shares as possible. In May 2002, the Company was successful in recovering 1,221,000 of the unearned shares of common stock. The effect of this action was to reallocate the par value of the surrendered shares to additional paid-in capital.

In May and June 2002, the Company issued an aggregate 307,500 shares of common stock to an unrelated entity providing various financial services. These aggregate transactions were valued at approximately $61,500 ($.20 per share), the fair value of the common stock based on the quoted closing price of the Company’s common stock on the date of the respective transactions.

Upon the disposal of the business, the Company issued no additional shares. All shares being transferred in the Escrow Agreement were done outside the Company in a private stock sale.

On August 23, 2003, the Company issued 23,000,000 shares of its common stock for services rendered. The fair value of the common stock on the date of the issued shares was $.01 per share, with a value of $230,000.

On September 4, 2003, the Company authorized a 1 for 10 reverse stock split. The post-split shares at September 4, 2003 were 4,994,250. (See Note 1)

NOTE 4-  LINE OF CREDIT

The Company had a $200,000 line of credit with a bank bearing interest at the bank’s commercial base rate. An officer of the Company guaranteed the line of credit. Funds advanced are secured by the Company’s accounts receivable and equipment. In accordance with the indemnification agreement, this liability has been reclassified. See Note 5.

NOTE 5-  COMMITMENTS

In accordance with the Escrow Agreement (see Note 1), the Company signed an indemnification agreement, indemnifying the Company of any liability with respect to the majority stockholder’s assumption of the debt acquired by him. The Company, however, in accordance with FASB 5 and FIN 45, has elected to recognize a liability on its books due to the guarantee imposed that the debt gets paid off. Under FIN 45, the Company recorded the liability at the inception of the guarantee and only will reflect a reduction of the payable, i.e. release from guarantee upon the expiration or settlement of the guarantee, by a systematic and rational amortization method or as the fair value of the guarantee changes. The Company is recognizing $631,556 of prior liabilities that have been assumed by the former majority stockholder.

Statement of Financial Accounting Standards Number 5, discusses disclosures and recognition of liabilities relating to loss contingencies. A prime example discussed is the guarantees of indebtedness of others. Under this pronouncement, the Company has disclosed the guarantee and has recorded the liability, because the amounts currently due are probable and reasonably estimated.

NOTE 6-  LONG-TERM DEBT

On June 20, 1999, the Company entered into a promissory note with the former president and majority stockholder of the Company, whereby $135,000 was borrowed. The note bears interest at 9% per annum on the unpaid principal balance. Under the terms of the note, principal payments of $10,385 along with interest are due in quarterly installments beginning July 1, 2001. The Company had not paid the $83,080 due under this note, as well as the accrued interest, since July 1, 2000. Principal payments had not been accelerated under this note by the noteholder. The former majority stockholder assumed the payments of this note pursuant to an Assignment of Indebtedness dated March 31, 2003. The Company has recorded this liability due to its guarantee on the debt (see Note 5). On August 17, 1999, the Company entered into an agreement with the Iowa Department of Economic Development (“IDED”) whereby the Company would receive $100,000 of financial assistance of under the Community Economic Betterment Account (“CEBA”). Under the terms of the agreement, the Company shall pay an annual royalty equal to 1.5% of the prior year total gross revenues to IDED in semi-annual payments each June 1 and December 1, until a repayment amount of $200,000 has been reached. Approximately $66,000 was due under this agreement at March 31, 2003. The Company has recorded this liability due to its guarantee on the debt (see Note 5).

NOTE 7-  GAIN ON SALE AND LICENSE OF IFE ASSETS

On November 26, 2001, the Company entered into an Amended and Substituted Asset Purchase Agreement (“Agreement”) with Inflight Digital Limited, a company incorporated under the laws of England and Wales (“Buyer”), which superceded an earlier Asset Purchase Agreement between the parties dated September 6, 2001. In November 2001, the Company received $300,000 as a result of this transaction, which was recorded as a gain on sale. New management will not be guaranteeing this agreement, and this was part of the guaranty by the former majority shareholder.

NOTE 8-  GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America which contemplate the realization of assets and liquidation of liabilities in the normal course of business.

On March 31, 2003, the Company disposed of its business. The Company became a development stage company when the former majority shareholder sold 74.2% of the common shares outstanding of the Company to new management in a private sale of stock. New management as of September 30, 2003 had not implemented a business plan and had no assets or operations.

There is substantial doubt about the continuity of the Company without the implementation of a business plan and the raising of money to fund operations and working capital required to operate.

On December 3, 2003 the Company completed a share exchange agreement with Digital Marketing Networks, LLC. The merger will be accounted for as a reverse acquisition. Management expects this company to develop and foster operations for the Company.

NOTE 9-   PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At September 30, 2003 and 2002, deferred tax assets consist of the following:

                                                                2003                      2002
Net deferred tax assets                     $70,800                $714,000
Less: valuation allowance                (70,800)               (714,000)
                                                             $    -0-                   $        -0-

At September 30, 2003 and 2002, the Company had federal net operating loss carry forwards in the approximate amounts of $2,807,413 and $2,661,789, respectively available to offset future taxable income through 2019. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10-   RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The Company has restated its previously issued financial statements for the year ended September 30, 2003. The Company did not have an independent audit of its financial statements by an independent certified public accountant. Additionally, the Company has reclassified its financial statements as of September 30, 2002 to take effect for the disposal of its business.

NOTE 11-   DISPOSAL OF BUSINESS

On March 31, 2003, the Company, pursuant to the terms of the Escrow Agreement had the business operations transfer to its former majority shareholder in a private stock transaction. Since this date, the Company has had no operations and has no assets. The Company’s financial statements have been reclassified to reflect the discontinued operations for all periods presented.

NOTE 12-   SUBSEQUENT EVENTS

On December 3, 2003, the Company acquired Digital Marketing Networks, LLC and Ez Direct Marketing, Inc. through a share for share exchange. Digital Marketing Networks, LLC is a software company concentrating in internet sales. Ez Direct Marketing, Inc is a marketing company focusing on retail sales. Additionally, on April 19, 2004, the Company acquired the assets of Call Now America Prepaid Corporation. Call Now America sells prepaid phone services.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A: CONTROL AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.

In July of 2003 the company was moved from the over the counter bulletin boards to the pinks sheets as the result of the former management’s failure to timely file its periodic reports under the SEC rules and regulated governing such companies. Current management has determined that effective controls and procedures were not in place at the end of the period covered by this report.

Current management is attempting to bring those periodic reports current and will then request to have the company moved back to the bulletin boards. There is no guarantee that this will happen.

The current management has implemented effective controls and procedures as of this time. They have concluded that , as of this date, former management's disclosure controls and procedures were not effective at September 30, 2003 in ensuring that the required information was disclosed on a timely basis. However, current management has put procedures in place that will ascertain that the timely filing of reports will be attained. Additionally those reports will contain the necessary disclosures to comply with current standards.

(b) Changes in Internal Control over Financial Reporting

The company has made dramatic change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The company has made these changes because former management did not exhibit the proper controls as defined in rules 13a-15f and 15d-15f.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS.

The Company's directors and executive officers are as follows:

Name Age Positions Kevin D. Johnson 42 President, CEO and Director

The terms of each director of the Company will expire in January 2006 or at such time as their successors shall have been elected and qualified.

Mr. Kevin Johnson has been the CEO and a Director of the Company since November of 2003.

The number of directors for the Company is currently set at one by action of the remaining members of the Board. The Bylaws permit the Board of Directors to establish the number of directors at not less than one (1) nor more than fifteen (15). Each of Company's directors is elected to a one year term and until his or her successor is elected. Directors need not be shareholders of the Company or residents of any particular jurisdiction.

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

ITEM 10: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

None of the executive officers received salary or bonus for the period ended September 30, 2003

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's equity securities by each of the Company's directors and executive officers and each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's voting securities.

Security Ownership Table

Name and Address of                          Number of                                      Percentage
Beneficial Owner                                  Shares(1)                                         Ownership(1)

Kevin D Johnson                                 17,000,000                                                34%
William O’Keefe                                   15,000,000                                                28%
Anthony Rick                                         4,000,000                                                  8%
Frank Ormstead                                      4,000,000                                                  8%
David Bowlby                                         3,000,000                                                  6%

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of March 31, 2003 the company ceases operations and reclassified its financial statements.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following are the exhibits to this annual report.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On August 20, 2003 the Company filed a Current Report on Form 8-K with respect to the approval of The Board of Directors of Snap2 Corporation to effect a ten shares to one share reverse split to be effective by September 4, 2004.

On January 30, 2004 the Company filed a Current Report on Form 8-K with respect to its decision to replace its existing independent auditors S.W. Hatfield, CPA, Dallas, Texas and to utilize the services of Bagell, Josephs & Company, LLC as its independent auditors for fiscal year-ended September 30, 2002.

On January 30, 2004 the Company filed a Current Report on Form 8-K/A (Amendment No.1) with respect to its decision to replace its existing independent auditors S.W. Hatfield, CPA, Dallas, Texas and to utilize the services of Bagell, Josephs & Company, LLC as its independent auditors for fiscal year-ended September 30, 2002.

On January 30, 2004 the Company filed a Current Report on Form 8-K/A (Amendment No.2) with respect to its decision to replace its existing independent auditors S.W. Hatfield, CPA, Dallas, Texas and to utilize the services of Bagell, Josephs & Company, LLC as its independent auditors for fiscal year-ended September 30, 2002.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our annual reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended September 30, 2003 and 2002 were approximately $15,000 and $5,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended September 30, 2003 and 2002.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended September 30, 2003 and 2002 were $0 and $0 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on March 22, 2005.

       /s/ Kevin D. Johnson
By: Kevin D. Johnson
Its: Chief Executive Officer and Chief Financial Officer

SNAP2 CORPORATION
CODE OF ETHICS FOR THE CEO AND SENIOR FINANCIAL OFFICERS

The Company's Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and [other senior financial officers] hold an important and elevated role in corporate governance in that they are uniquely capable and empowered to ensure that all stockholders' interests are appropriately balanced, protected and preserved. This Code of Ethics for CEO and Senior Financial Officers (this "Code") embodies principles to which such officers are expected to adhere and advocate. These tenets for ethical business conduct encompass rules regarding both individual and peer responsibilities, as well as responsibilities to the Company's employees, the public and other stockholders. The CEO, CFO and other senior financial officers are expected to abide by this Code as well as all applicable Company business conduct standards and policies relating to areas covered by this Code. Any violations of the Code may result in disciplinary action, up to and including termination of employment. All employees covered by this Code will:

1. be responsible for full, fair, accurate, timely and understandable disclosure in the periodic reports and documents filed by the Company with the U.S. Securities and Exchange Commission ("SEC") and other public communications made by the Company.

2. promptly bring to the attention of the Board of Directors of the Company (the "Board"), or the Audit Committee, any material information of which he or she may become aware that affects the disclosures made by the Company in its public filings, documents or other communications.

3. promptly bring to the attention of the Board or the Audit Committee any information he or she may have concerning (a) significant deficiencies in the design or operation of internal controls that could adversely affect the Company's ability to record, process, summarize and report financial data; or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's financial reporting, disclosures or internal controls.

4. promptly bring to the attention of the Audit Committee any information he or she may have concerning any violation of this Code, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in the Company's financial reporting, disclosures or internal controls.

5. promptly bring to the attention of the Audit Committee any information he or she may have concerning (a) evidence of a material violation of the securities or other laws, rules or regulations applicable to the Company and the operation of its business by the Company or any of its officers, employees or agents; or (b) of a violation of this Code.

6. act with honesty and integrity, avoiding actual or apparent conflicts of interest in their personal and professional relationships.

7. comply with rules and regulations of federal, state, provincial and local governments, and other appropriate private and public regulatory agencies.

8. act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one's independent judgment to be subordinated.

9. respect the confidentiality of information acquired except when authorized or otherwise legally obligated to disclose and not use such confidential information for personal advantage.

10. achieve responsible use, control, and stewardship over all Company assets and resources that are employed or entrusted to them.

11. not unduly or fraudulently influence, coerce, or manipulate, or mislead any authorized audit or interfere with any auditor engaged in the performance of an internal or independent audit of the Company's financial statements or accounting books and records.

If any employee covered by this Code is or becomes aware of any suspected or know violations of this Code, such employee has a duty to promptly report such concerns to the Audit Committee.

If you have a concern about a questionable accounting or auditing matter and wish to submit the concern confidentially or anonymously, you may do so by contacting the Corporate Secretary, Mr. Kevin Johnson the Company will handle all inquiries discretely and make every effort to maintain, within the limits allowed by law, the confidentiality of anyone requesting guidance or reporting questionable behavior and/or a compliance concern.

Dated: April 11, 2005