Form 10QSB/A
period 2002-12-31
SNAP2 CORP
filed 2005-06-07
CIK 1079287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

SNAP2 CORPORATION
(Name of Small Business Issuer in its charter)

NEVADA	0-26839	88-0407246
(State of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

101 Plaza Real South, Suite 210, Boca Raton, FL 33436
(Address of principal executive offices and zip code)

2000 West Commercial Blvd. Suite 133, Fort Lauderdale, FL 33309
(Former address of principal executive offices and zip code)

(561) 368-4700
Registrant's telephone number, including area code:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of December 31, 2002, the Registrant has 26,942,500 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-QSB/A are as follows:

a)	Balance Sheet as of December 31, 2002
b)	Statements of Operations for the three month period ended December 31, 2002 and 2001;
c)	Statements of Cash Flow for the three month period ended December 31, 2002 and 2001; and
d)	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB/A. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2002 are not necessarily indicative of the results that can be expected for the full year.

SNAP2 CORPORATION
CONDENSED BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2002

ASSETS

(Restated)
CURRENT ASSETS
Cash and cash equivalents	$-
Accounts receivable	-
Other current assets	-
Total current assets	-

Property, plant and equipment, net	-
Other assets	-
-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Long-term Liabilities
Commitments	715,556

Total liabilities	715,556

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 20,000,000 shares authorized;
0 shares issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized;
26,942,500 shares issued and outstanding	26,943
Additional paid-in capital	1,828,914
Accumulated deficit	(2,571,413)
Total stockholders' equity (deficit)	(715,556)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-

The accompanying notes are an integral part of the condensed financial statements.

SNAP2 CORPORATION
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

	(Restated)	(Reclassified)
	2002	2001

OPERATING REVENUE	$-	$-

COST OF OPERATIONS	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Research and development	-	-
Sales and marketing	-	-
General and administrative	-	-

Total operating expenses	-	-

INCOME FROM CONTINUING OPERATIONS	-	-

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	218,925	(104,072)
Gain (loss) on disposal of assets	(128,549)	300,000
Total other income (expense)	90,376	195,928

INCOME BEFORE INCOME TAXES	90,376	195,928
Provision for income taxes	-	-

NET INCOME	$90,376	$195,928

BASIC AND DILUTED INCOME PER SHARE
Basic from discontinued operations	$0.033	$0.011
Diluted from discontinued operations	$0.003	$0.007

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
SHARES OUTSTANDING	26,942,500	17,856,000
WEIGHTED AVERAGE NUMBER OF DILUTED COMMON
SHARES OUTSTANDING	28,232,500	27,856,000

The accompanying notes are an integral part of the condensed financial statements.

SNAP2 CORPORATION
CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

	(Restated)	(Reclassified)
	2002	2001

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net Loss	$-	$-
Adjustments to Reconcile Net Income (Loss) to Net Cash
provided by (used in) operating activities:

Increase in accounts payable and accrued expenses	-	-

Net cash provided by (used) in operating activities -
continuing operations	-	-

Discontinued Operations:
Income from discontinued operations	90,376	195,928
Adjustments to Reconcile Net Cash provided by (used in)
discontinuing operations	(106,781)	(264,637)

Net cash (used) in Operating Activities - discontinuing operations	(16,405)	(68,709)

Net Cash (used in) Operating Activities	(16,405)	(68,709)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
Acquisition of fixed assets	(702)	(1,864)

Discontinued Operations:
Proceeds from disposal of assets	-	-

Cash flows provided by investing activities	(702)	(1,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Continuing Operations:
Bank overdraft	(30,000)	59,781

Cash provided by (used in) Financing Activities from
Continuing Operations	(30,000)	59,781

Net (Decrease) in Cash and Cash Equivalents	(47,107)	(10,792)

Cash and Cash Equivalents - Beginning of year	47,107	10,792

Cash and Cash Equivalents - End of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$2,583	$1,530

The accompanying notes are an integral part of the condensed financial statements.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

             NOTE 1 - NATURE OF BUSINESS

The condensed unaudited interim financial statements included herein, have been prepared by Snap 2 Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America as promulgated by the PCAOB have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the September 30, 2002 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders’ equity (deficit), and cash flows for the periods presented.

On March 31, 2003, the Company entered into an Escrow Agreement with its majority stockholder, and other entity, whereby the majority stockholder sold his interest in the Company constituting 74.2% of the issued and outstanding shares of the Company to the other entity for $100,000 in a private stock transaction. For the $100,000 consideration, the majority stockholder received the assets of the Company and assumed the liabilities of the Company, with the Company providing a promissory note to the majority stockholder for $84,000.

The condensed financial statements for the three months ended December 2004, include reclassifications of the operations of the Company to reflect the disposal of its business, which took effect March 31, 2003. The 2002 and 2001 statements have been reclassified to October 1, 2001 to reflect the operations below the line as discontinued operations in accordance with the provisions of FASB 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. After this disposal, the Company has had no operations, and was left with no remaining assets.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

             NOTE 1 - NATURE OF BUSINESS (CONTINUED)

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

For accounting purposes, the transaction was been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, the Company will be treated as the continuing entity for accounting purposes, and the financial statements presented herein are those of the Company.

In connection with the reverse merger, the Company became a software product developer and software service provider for in-flight entertainment systems and set-top boxes for interactive television. The Company changed its name to Snap 2 Corporation pursuant to an Articles of Amendment filed July 12, 2000.

The Company has amended its previously issued unaudited financial statements for the three months ended December 31, 2002 and 2001. The Company’s management is under the belief that the prior auditors of the previously issued December 31, 2002 and 2001 unaudited financial statements may not have been independent with respect to those statements.

The Company also made certain reclassifications from income to equity (deficit) that reduced its net income as originally reported from $597,600 to $90,376. The effect on total stockholders’ deficit is that it was increased by $129,097.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

               NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Software license fees are recognized upon signing of the contract and subsequent shipment of the software to the customer. Consulting revenues are derived primarily from custom contract engineering work are recognized using the percentage of completion method. Revenues from training and consulting services are recognized as the services are rendered. Maintenance revenues are recognized ratably over the term of the related agreements.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carryforwards. All losses prior to February 28, 2000 are lost due to the change in control.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

               NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share of Common Stock

Historical net income per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	(Restated)	(Reclassified)
	December 31,	December 31,
	2002	2001

Net Income	$90,376	$195,928

Weighted-average common shares
outstanding (Basic)	26,942,500	17,856,000

Weighted-average common stock
equivalents:
Exercisable stock options and other	1,290,000	10,000,000

Weighted-average common shares
outstanding (Diluted)	28,232,500	27,856,000

Property and Equipment

All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

              NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amount reported in the condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

Costs of advertising and marketing are expensed as incurred for the three months ended December 31, 2002 and 2001, respectively.

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

During the three months ended December 31, 2002, the Company cancelled employee stock options for 475,000 shares of common stock due to employment terminations. Any remaining stock options will be exercisable in conformity with a stock option plan that was approved by a Board of Directors and a majority of the shareholders of the Company on March 15, 2000. Stock options are generally granted at fair value and vest over a four-year period. The plan is more restrictive for any options granted to shareholders owning in excess of ten percent of outstanding common stock. No options were exercised during the period. The Company has outstanding 1,290,000 shares of common stock at December 31, 2002.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

              NOTE 3- STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 50,000,000 Common and 20,000,000 Preferred shares all with a par value of $.001. At December 31, 2002, the Company had 26,942,500 common shares outstanding, and no preferred shares issued and outstanding.

In connection with the February 28, 2000 reverse acquisition transaction, the Company issued an additional 2,200,000 shares of common stock to various unrelated parties in exchange for locating investors and a commitment to raise $2,000,000 to fund the Company’s working capital needs for general corporate purposes.

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

              NOTE 4- LINE OF CREDIT

The Company had a $200,000 line of credit with a bank bearing interest at the bank’s commercial base rate. The line of credit was guaranteed by a Company officer. Funds advanced are secured by the Company’s accounts receivable and equipment. At December 31, 2002, there was $130,000 outstanding under the line of credit. The line of credit matured February 10, 2003 at which time the Company repaid all existing amounts due. The line was not renewed.

              NOTE 5- LONG-TERM DEBT

On June 20, 1999, the Company entered into a promissory note with a related party of the Company’s president, whereby the Company borrowed $135,000. The note bears interest at 9% per annum on the unpaid principal balance.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

              NOTE 5- LONG-TERM DEBT (CONTINUED)

Under the terms of the note, principal payments of $10,385 along with interest are due in quarterly installments beginning July 1, 2001. The Company has not paid the $62,310 due under this note, as well as the accrued interest, since July 1, 2000. Principal payments have not been accelerated under this note by the holder.

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

              NOTE 6- GAIN ON SALE AND LICENSE OF IFE ASSETS

On November 26, 2001, the Company entered into an Amended and Substituted Asset Purchase Agreement (“Agreement”) with Inflight Digital Limited, a company incorporated under the laws of England and Wales (“Buyer”), which superceded an earlier Asset Purchase Agreement between the parties dated September 6, 2001. Pursuant to the Agreement, the Company agreed to sell to the Buyer all of Company’s IFE assets. The IFE assets include all of the Company’s rights and obligations under its contracts with airline operators for the licensing of IFE products and services, the Company’s rights and obligations under license and distribution agreements relating to its IFE business, Company’s files, books and records relating to its IFE assets and other tangible property and physical assets used by the Company solely in connection with IFE business. The Company also granted Buyer a perpetual, royalty free, exclusive worldwide license for IFE business. Terms include a total purchase price for the sale and license of the IFE assets of $300,000 plus (i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three years after the closing; (ii) twenty-five percent of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways assigned to Buyer plus fifty percent of all revenue received by Buyer from British Airways during the three years after closing; and (iv) $75,000 upon the receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent of revenues received from Air France during the three years after closing. In November 2001, the Company received $300,000 as a result of this transaction, which was recorded as a gain on sale. Additional amounts received will be recognized as license fees.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

               NOTE 7- GOING CONCERN

The Company’s condensed financial statements are prepared using accounting principles generally accepted in the United States of America which contemplate the realization of assets and liquidation of liabilities in the normal course of business.

On November 26, 2001, the Company entered into an Asset Purchase Agreement with Inflight Digital Limited, a company incorporated under the laws of England and Wales. Pursuant to this agreement, the Company agreed to sell Inflight Digital Limited all of the Company’s IFE assets. Accordingly, subsequent to November 26, 2001, the Company was principally dependent upon cash flows from license fees related to these technology product sold during fiscal 2002.

The Company continues to have significant debt and other liabilities and does not have direct control over its cash income stream, does not have significant cash on hand nor other assets sufficient to cover its operating costs to allow it to continue as a going concern. The financial statements do not include any adjustments that might result if the Company is unable to continue its operations.

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

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

             NOTE 7-  GOING CONCERN (CONTINUED)

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach the goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

              NOTE 8- PROVISION FOR INCOME TAXES

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

At December 31, 2002 deferred tax assets consist of the following:

2002
Net deferred tax assets	$70,800
Less: valuation allowance	(70,800)
$-0-

At December 31, 2002 and 2001, the Company had federal net operating loss carryforward in the approximate amounts of $293,000 and $825,000, respectively available to offset future taxable income through 2022. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

             NOTE 9-  RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The Company has amended its previously issued unaudited financial statements for the three months ended December 31, 2002 and 2001. The Company’s management is under the belief that the unaudited financial statements of December 31, 2002 and 2001 may not have been independent with respect to those statements.

The Company also made certain reclassifications from income to equity (deficit) that reduced its net income as originally reported from $597,600 to $90,376. The effect on total stockholders’ deficit is that it was increased by $129,097.

          NOTE 10-  SUBSEQUENT EVENTS

On April 9, 2003, the Company entered into an Escrow Agreement with its majority stockholder, and another entity, whereby the majority stockholder sold his interest in the Company constituting 74.2% of the issued and outstanding shares of the Company to the other entity for $100,000 in a private stock transaction. For the $100,000 consideration, the majority stockholder received the assets of the Company and assumed the liabilities of the Company, with the Company providing a promissory note to the majority stockholder for $84,000. The transaction was effective March 31, 2003

In accordance with the Escrow Agreement, the Company signed an indemnification agreement, indemnifying the Company of any liability with respect to the majority stockholder’s assumption of the debt acquired by him. The Company, however, in accordance with FASB 5 and FIN 45, has elected to recognize a liability on its books due to the guarantee imposed that the debt gets paid off. Under FIN 45, the Company recorded the liability at the inception of the guarantee and only will reflect a reduction of the payable, i.e. release from guarantee upon the expiration or settlement of the guarantee, by a systematic and rational amortization method or as the fair value of the guarantee changes.

Statement of Financial Accounting Standards Number 5, discusses disclosures and recognition of liabilities relating to loss contingencies. A prime example discussed is the guarantees of indebtedness of others. Under this pronouncement, the Company has disclosed the guarantee and has recorded the liability, because the amounts currently due are probable and reasonably estimated. There are $715,556 of liabilities reflected on the December 31, 2002 balance sheet.

Additionally, on December 3, 2003 the Company completed a share exchange agreement with Digital Marketing Networks, LLC. The merger will be accounted for as a reverse acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Restatement of Prior Issued Financial Statements

The Company has amended its previously issued unaudited financial statements for the three months ended December 31, 2002. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has restated its financial statements to take effect for the disposal of its business

General

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

Operations

The Company operates from 101 Plaza Real South, Suite 210, Boca Raton, FL 33432

Products

Prior to March 31, 2003 the Company marketed software applications for the in flight entertainment and interactive television markets. On March 31, 2003 the Company discontinued marketing of its applications for the in flight entertainment and interactive television markets and discontinued its operations. As of this time the Company’s primary product is pre-paid phone cards.

Assets

There are no assets as of December 31, 2002.

Liabilities and Stockholders’ Deficit

Our total liabilities as of December 31, 2002, were $715,556.

As of December 31, 2002, there was a Stockholders’ deficit of $2,571,413.

Results of Operations

We did not earn any revenue during the three month period ended December 31, 2002. As of March 31, 2003 the Company has discontinued its operations. New operations of the company commenced in December of 2003.

Employees

At December 31, 2002, the Company had no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Registrant, without compensation.  The President anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

Liquidity and Capital Resources

At December 31, 2002, the Company had no cash, no accounts receivable and total liabilities of $715,556. As of March 31, 2003 the Company has ceased operations. New operations of the company commenced in December of 2003 and are currently focused on prepaid phone card sales.

Going Concern

Our independent registered public accounting firm has stated in their Report included in our annual report on Form 10-KSB/A for the period ended December 30, 2002 that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop the business of Call Now America Prepaid.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of December 31, 2002, there were no off balance sheet arrangements.

ITEM 3. CONTROL AND PROCEDURES

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

The current management has implemented effective controls and procedures as of this time. They have concluded that, as of this date, former management's disclosure controls and procedures were not effective at December 31, 2002 in ensuring that the required information was disclosed on a timely basis. However, current management has put procedures in place that will ascertain that the timely filing of reports will be attained. Additionally those reports will contain the necessary disclosures to comply with current standards.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   Exhibits

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

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Snap2 Corporation

Date: May 18, 2005

By:/s/   Kevin D. Johnson
             Kevin D. Johnson
Title:    Chief Executive Officer, Chief Financial Officer, and Director