Form 10QSB/A
period 2003-03-31
SNAP2 CORP
filed 2005-06-08
CIK 1079287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of March 31, 2003, the Registrant has 26,942,500 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-QSB/A are as follows:

a)	Balance Sheet as of March 31, 2003
b)	Statements of Operations for the six and three month period ended March 31, 2003 and 2002;
c)	Statements of Cash Flows for the six month period ended March 31, 2003 and 2002; and
d)	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB/A. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2003 are not necessarily indicative of the results that can be expected for the full year.

SNAP2 CORPORATION
CONDENSED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2003

ASSETS
(Restated)

CURRENT ASSETS
Cash and cash equivalents	$-
Accounts receivable	-
Other current assets	-
Total current assets	-

Property, plant and equipment, net	-
Other assets	-
-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Note payable	$84,000
Accounts payable and accrued liabilities	6,000
Total current liabilities	90,000

Long-term Liabilities
Commitments	631,556

Total liabilities	721,556

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 20,000,000 shares authorized;
0 shares issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized;
26,942,500 shares issued and outstanding	26,943
Additional paid-in capital	1,828,914
Accumulated deficit	(2,577,413)
Total stockholders' (deficit)	(721,556)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-

The accompanying notes are an integral part of the condensed fiancial statements.

SNAP2 CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	SIX MONTHS ENDED		THREE MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002
	(restated)	(reclassified)	(restated)	(reclassified)

OPERATING REVENUE	$-	$-	$-	$-

COST OF OPERATIONS	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative	6,000	-	6,000	-
Total operating expenses	6,000	-	6,000	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,000)	-	(6,000)	-

DISCONTINUED OPERATIONS
Income (loss) from discontinued operatons (net)	218,925	(45,021)	-	59,051
Gain (loss) on disposal of business	(128,549)	300,000	-	-
Net Income (loss) before provisions income taxes	84,376	254,979	(6,000)	59,051

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$84,376	$254,979	$(6,000)	$59,051

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic from continuing operations	$-	$-	$-	$-
Diluted from continuing operations	$-	$-	$-	$-
Basic from discontinued operations	$0.008	$(0.002)	$-	$0.003
Diluted from discontinued operations	$0.008	$(0.002)	$-	$0.002
Basic from disposal	$(0.004)	$(0.015)	$-	$-
Diluted from disposal	$(0.004)	$(0.011)	$-	$-

WEIGHTED AVERAGE NUMBER OF BASIC	26,942,500	19,614,242	26,942,500	21,411,556
COMMON SHARES OUTSTANDING

WEIGHTED AVERAGE NUMBER OF DILUTED	26,942,500	27,856,000	26,942,500	27,856,000

The accompanying notes are an integral part of the condensed fiancial statements.

SNAP2 CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS MONTHS ENDED MARCH 31, 2003 AND 2002

	(Restated)	(Reclassified)
	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net Loss	$(6,000)	$-
Common Stock issued for consulting services	-	-
Adjustments to Reconcile Net Income (Loss) to Net Cash
provided by (used in) operating activities:

Increase in accounts payable and accrued expenses	6,000	-

Net cash provided by (used) in operating activities -
continuing operations	-	-

Discontinued Operations:
Income (Loss) from discontinued operations	84,376	254,979
Adjustments to Reconcile Net Cash provided by (used in)
discontinuing operations	(131,483)	(283,868)

Net Cash (used) in Operating Activities - discontinuing operations	(47,107)	(28,889)

Net Cash (used in) Operating Activities	(47,107)	(28,889)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:
Acquisition of fixed assets	-	(1,864)

Cash flows provided by investing activities	-	(1,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Continuing Operations:
Payments on Long Term debt	-	(40,000)
Bank overdraft	-	59,781

Cash provided by (used in) Financing Activities from
Continuing Operations	-	19,781

Net Increase (Decrease) in Cash and Cash Equivalents	(47,107)	(10,972)

Cash and Cash Equivalents - Beginning of year	47,107	10,972

Cash and Cash Equivalents - End of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

The accompanying notes are an integral part of the condensed fiancial statements.

SNAP2 CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS MONTHS ENDED MARCH 31, 2003 AND 2002

	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$84,376	$254,979
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
(Income) from discontinued operations	(218,925)	(254,979)
Loss from disposal	128,549	-
Net cash provided (used) in discontinued operations	(47,107)	104,477
Changes in assets and liabilities
Increase in accounts payable	6,000	-
Total adjustments	(131,483)	(150,502)

Net cash provided by (used in) operating activities	(47,107)	104,477

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(47,107)	104,477

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	47,107	10,792

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$115,269

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$2,583	$7,951

The accompanying notes are an integral part of the condensed fiancial statements.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

             NOTE 1 - NATURE OF BUSINESS

The condensed unaudited interim financial statement included herein, have been prepared by Snap 2 Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America as promulgated by the PCAOB have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the September 30, 2002 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

             NOTE 1 - NATURE OF BUSINESS (CONTINUED)

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

The condensed financial statements for the six months ended March 31, 2003 include reclassifications of the operations of the Company to reflect the disposal of its business, which took effect March 31, 2003. The 2003 and 2002 statements have been reclassified to October 1, 2001 to reflect the operations below the line as discontinued operations in accordance with the provisions of FASB 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. After this disposal, the Company has had no operations, and was left with no remaining assets.

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

The Company has amended its previously issued unaudited financial statements for the six months ended March 31, 2003 and 2002. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has restated its financial statements to take effect for the disposal of its business.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

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

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Software license fees are recognized upon contract signing and shipment of the software. Consulting revenues are derived primarily from custom contract engineering work are recognized using the percentage of completion method. Revenues from training and consulting services are recognized as the services are rendered. Maintenance revenues are recognized ratably over the term of the related agreements.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carryforwards.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

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

The following is a reconciliation of the computation for basic and diluted EPS:

	(Restated)	(Reclassified)
	March 31,	March 31,
	2003	2002

Net Income	$84,376	$254,979

Weighted-average common shares
outstanding (Basic)	26,942,500	19,614,242

Weighted-average common stock
equivalents:
Exercisable stock options and other	-	8,241,758

Weighted-average common shares
outstanding (Diluted)	26,942,500	27,856,000

Property and Equipment

All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets are charged to operations as incurred.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

              NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amount reported in the condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Advertising

Costs of advertising and marketing are expensed as incurred for the six months ended March 31, 2003 and 2002, respectively.

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

Effective September 30, 2002, the Company’s Board of Directors, elected to expense the imputed compensation cost related to stock options re-priced or newly granted during fiscal 2002. The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model. Compensation cost for stock options issued, other than to employees and directors, if any, is recognized at the date of grant.

During the six months ended March 31, 2003, the Company cancelled employee stock options for 1,765,000 shares of common stock due to employment terminations. Any remaining stock options will be exercisable in conformity with a stock option plan that was approved by a Board of Directors and a majority of the shareholders of the Company on March 15, 2000. Stock options are generally granted at fair value and vest over a four-year period. The plan is more restrictive for any options granted to shareholders owning in excess of ten percent of outstanding common stock.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

                NOTE 3- STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 50,000,000 common shares and 20,000,000 preferred shares, all of a par value of $.001. At March 31, 2003, the Company had 26,942,500 common shares outstanding, and no preferred shares issued and outstanding.

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

              NOTE 4- LINE OF CREDIT

The Company had a $200,000 line of credit with a bank bearing interest at the bank’s commercial base rate. An officer of the Company guaranteed the line of credit. Funds advanced are secured by the Company’s accounts receivable and equipment. At March 31, 2003, there were no amounts outstanding under the line of credit. The line of credit matured February 10, 2003 at which time the Company repaid all existing amounts due. The line was not renewed.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

              NOTE 5- COMMITTMENTS

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

               NOTE 6- LONG-TERM DEBT

On June 20, 1999, the Company entered into a promissory note with a related party of the Company’s president, whereby $135,000 was borrowed. The note bears interest at 9% per annum on the unpaid principal balance. Under the terms of the note, principal payments of $10,385 along with interest are due in quarterly installments beginning July 1, 2001. The Company had not paid the $83,080 due under this note, as well as the accrued interest, since July 1, 2000. Principal payments had not been accelerated under this note by the noteholder. The former majority shareholder assumed the payments of this note pursuant to an Assignment of Indebtedness dated April 29, 2003. The Company has recorded this liability due to its guarantee on the debt (see Note 5).

On August 17, 1999, the Company entered into an agreement with the Iowa Department of Economic Development (“IDED”) whereby the Company would receive $100,000 of financial assistance of under the Community Economic Betterment Account (“CEBA”). Under the terms of the agreement, the Company shall pay an annual royalty equal to 1.5% of the prior year total gross revenues to IDED in semi-annual payments each June 1 and December 1, until a repayment amount of $200,000 has been reached. Approximately $66,000 was due under this agreement at April 9, 2003. The Company has recorded this liability due to its guarantee on the debt (see Note 5).

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

             NOTE 7-  GAIN ON SALE AND LICENSE OF IFE ASSETS

On November 26, 2001, the Company entered into an Amended and Substituted Asset Purchase Agreement (“Agreement”) with Inflight Digital Limited, a company incorporated under the laws of England and Wales (“Buyer”), which superceded an earlier Asset Purchase Agreement between the parties dated September 6, 2001. Pursuant to the Agreement, the Company agreed to sell to the Buyer all of Company’s IFE assets. The IFE assets include all of the Company’s rights and obligations under its contracts with airline operators for the licensing of IFE products and services, the Company’s rights and obligations under license and distribution agreements relating to its IFE business, Company’s files, books and records relating to its IFE assets and other tangible property and physical assets used by the Company solely in connection with IFE business. The Company also granted Buyer a perpetual, royalty free, exclusive worldwide license for IFE business. Terms include a total purchase price for the sale and license of the IFE assets of $300,000 plus (i) fifty percent (50%) of all revenue received by Buyer from certain existing customers for a period of three years after the closing; (ii) twenty-five percent of all revenues received by Buyer under certain new business generated by Buyer; (iii) an amount not to exceed $100,000 of the existing contract with British Airways assigned to Buyer plus fifty percent of all revenue received by Buyer from British Airways during the three years after closing; and (iv) $75,000 upon the receipt of the consent of Air France that it will expand the number of aircraft using the software and fifty percent of revenues received from Air France during the three years after closing. In November 2001, the Company received $300,000 as a result of this transaction, which was recorded as a gain on sale. New management will not be guaranteeing this agreement, and this was part of the sale to the former majority shareholder.

              NOTE 8- GOING CONCERN

The Company’s condensed financial statements are prepared using accounting principles generally accepted in the United States of America which contemplate the realization of assets and liquidation of liabilities in the normal course of business.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

             NOTE 8-  GOING CONCERN (CONTINUED)

On March 31, 2003, the Company disposed of its business. The Company's former majority shareholder sold 74.2% of the common shares outstanding of the Company to new management in a private sale of stock.  New management has no business plan, no assets and no operations.

There is substantial doubt about the continuity of the Company without the implementation of a business plan and the raising of money to fund operations and working capital required to operate.

Management’s plans with respect to their future, involve working with the newly formed responsible, experienced members who comprise the Board of Directors, to establish and implement a business plan that will grow the Company and support its operations and working capital needs.

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

At March 31, 2003 deferred tax assets consist of the following:

2002
Deferred Tax Assets	$70,800
Less: valuation allowance	(70,800)
$-0-

At March 31, 2003, the Company had federal net operating loss carryforwards in the approximate amounts of $293,000 and $825,000, respectively available to offset future taxable income through 2022. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The operating net loss carryforwards may not be fully realized as there was a change in management control in the past.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

            NOTE 10- RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The Company has amended its previously issued unaudited financial statements for the six months ended March 31, 2003 and 2002. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has reclassified its financial statements to take effect for the disposal of its business to conform to the 2003 presentation in accordance with SFAS 144. This reclassification did not have an effect on net income or stockholders’ deficit.

           NOTE 11- SUBSEQUENT EVENTS

On April 9, 2003, effective March 31, 2003 the Company entered into an Escrow Agreement with its majority stockholder, and another entity, whereby the majority stockholder sold his interest in the Company constituting 74.2% of the issued and outstanding shares of the Company to the other entity for $100,000 in a private stock transaction. For the $100,000 consideration, the majority stockholder received the assets of the Company and assumed the liabilities of the Company, with the Company providing a promissory note to the majority stockholder for $84,000. This was effective for the period ended March 31, 2003.

The Company has accounted for this transaction as a disposal of a business, and in accordance with FASB 144, has shown the retroactive treatment of the disposal comparatively. After this disposal, the Company has had no operations, and was left with no remaining assets. Accordingly, the Company will present its future financial statements as a ge company in accordance with FASB 7.

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

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

            NOTE 11- SUBSEQUENT EVENTS (CONTINUED)

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

Restatement of Prior Issued Financial Statements

The Company has amended its previously issued unaudited financial statements for the three months ended March 31, 2003. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has restated its financial statements to take effect for the disposal of its business

General

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

Assets

There are no assets as of March 31, 2003.

Liabilities and Stockholders’ Deficit

Our total liabilities as of March 31, 2003, were $0.

As of March 31, 2003, there was a Stockholders’ deficit of $0.

Results of Operations

We did not earn any revenue during the three month period ended March 31, 2003. As of March 31, 2003 the Company has discontinued its operations. New operations of the company commenced in December of 2003.

Employees

At March 31, 2003, the Company had no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Registrant, without compensation.  The President anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

Liquidity and Capital Resources

At March 31, 2003, the Company had no cash, no accounts receivable and total liabilities of $0. As of March 31, 2003 the Company has ceased operations. New operations of the company commenced in December of 2003 and are currently focused on prepaid phone card sales.

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

Off Balance Sheet Arrangements

As of March 31, 2003, there were no off balance sheet arrangements.

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

The current management has implemented effective controls and procedures as of this time. They have concluded that, as of this date, former management's disclosure controls and procedures were not effective at March 31, 2003 in ensuring that the required information was disclosed on a timely basis. However, current management has put procedures in place that will ascertain that the timely filing of reports will be attained. Additionally those reports will contain the necessary disclosures to comply with current standards.

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