Form 10QSB/A
period 2003-06-30
SNAP2 CORP
filed 2005-06-08
CIK 1079287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of June 30, 2003, the Registrant has 26,942,500 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-QSB/A are as follows:

a)	Balance Sheet as of June 30, 2003
b)	Statements of Operations for the nine and three month period ended June 30, 2003 and 2002;
c)	Statements of Cash Flow for the nine month period ended June 30, 2003 and 2002; and
d)	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB/A. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2003 are not necessarily indicative of the results that can be expected for the full year.

SNAP2 CORPORATION
CONDENSED BALANCE SHEET (UNAUDITED)
JUNE 30, 2003

ASSETS

Restated
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

SNAP2 CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002

	NINE MONTHS ENDED		THREE MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
	(Restated)	(Reclassified)	(Restated)	(Reclassified)
OPERATING REVENUE	$-	$-	$-	$-

COST OF OPERATIONS	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Research and development	-	-	-	-
Sales and marketing	-	-	-	-
General and administrative	6,000	-	-	-
Total operating expenses	6,000	-	-	-

(LOSS) FROM CONTINUING OPERATIONS	(6,000)	-	-	-

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations (net of income taxes)	218,925	(131,755)	-	(86,734)
Gain (loss) on disposal (net of income taxes)	(128,549)	300,000	-	-

NET INCOME (LOSS) BEFORE INCOME TAXES	84,376	168,245	-	(86,734)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$84,376	$168,245	$-	$(86,734)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic from continuing operations	$-	$-	$-	$-
Diluted from continuing operations	$-	$-	$-	$-
Basic from discontinued operations	$0.008	$(0.006)	$-	$(0.004)
Diluted from discontinued operations	$0.008	$(0.004)	$-	$(0.003)
Basic from disposal	$(0.004)	$0.015	$-	$-
Diluted from disposal	$(0.004)	$0.015	$-	$-

WEIGHTED AVERAGE NUMBER OF BASIC	26,942,500	19,614,242	26,942,500	21,411,556
COMMON SHARES OUTSTANDING

WEIGHTED AVERAGE NUMBER OF DILUTED	26,942,500	27,856,000	26,942,500	27,856,000
COMMON SHARES OUTSTANDING

The accompanying notes are an integral part of the condensed financial statements.

SNAP2 CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

	(Restated)	(Reclassified)
	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net Loss	$(6,000)	$-
Common Stock issued for consulting services	-	-
Adjustments to Reconcile Net Income (Loss) to Net Cash
provided by (used in) operating activities:

Increase in accounts payable and accrued expenses	6,000	-

Net cash provided by (used) in operating activities -
continuing operations	-	-

Discontinued Operations:
Income (Loss) from discontinued operations	84,376	168,245
Adjustments to Reconcile Net Cash provided by (used in)
discontinuing operations	(131,483)	(179,037)

Net Cash (used) in Operating Activities - discontinuing operations	(47,107)	(10,792)

Net Cash (used in) Operating Activities	(47,107)	(10,792)

Net (Decrease) in Cash and Cash Equivalents	(47,107)	(10,792)

Cash and Cash Equivalents - Beginning of year	47,107	10,792

Cash and Cash Equivalents - End of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$2,583	$11,858
The accompanying notes are an integral part of the condensed financial statements.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCAIL STATEMENTS
JUNE 30, 2003 AND 2002

            NOTE 1 - NATURE OF BUSINESS

The condensed unaudited interim financial statements included herein have been prepared by Snap 2 Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America as promulgated by the PCAOB have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the September 30, 2002 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
NOTES TO CONDENSED FINANCAIL STATEMENTS
JUNE 30, 2003 AND 2002

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

The condensed financial statements for the nine months ended June 30, 2003 include reclassifications of the operations of the Company to reflect the disposal of its business, which took effect March 31, 2003. The 2003 and 2002 statements have been reclassified to October 1, 2001 to reflect the operations below the line as discontinued operations in accordance with the provisions of FASB 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. After this disposal, the Company has had no operations, and was left with no remaining assets.

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

The Company has amended its previously issued unaudited financial statements for the nine months ended June 30, 2003 and 2002. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has reclassified its financial statements to take effect for the disposal of its business.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCAIL STATEMENTS
JUNE 30, 2003 AND 2002

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

Prior to March 31, 2003, software license fees were recognized upon contract signing and shipment of the software. Consulting revenues were derived primarily from custom contract engineering work are recognized using the percentage of completion method. Revenues from training and consulting services were recognized as the services were rendered. Maintenance revenues were recognized ratably over the term of the related agreements.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carryforwards generated by sustaining deficits during the development stage.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCAIL STATEMENTS
JUNE 30, 2003 AND 2002

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2003	2002

	(Restated)	(Reclassified)

Net Income	$84,376	$168,245

Weighted-average common shares
outstanding (Basic)	26,942,500	19,614,242

Weighted-average common stock
equivalents:
Exercisable stock options and other	-	8,241,758

Weighted-average common shares
outstanding (Diluted)	26,942,500	27,856,000

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCAIL STATEMENTS
JUNE 30, 2003 AND 2002

              NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

All property and equipment was recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred. The Company disposed of its assets on March 31, 2003, and currently has no assets.

Advertising

Costs of advertising and marketing are expensed as incurred for the nine months ended June 30, 2003 and 2002, respectively.

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

Effective September 30, 2002, the Company’s Board of Directors, elected to expense the imputed compensation cost related to stock options re-priced or newly granted during fiscal 2002. The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model. Compensation cost for stock options, issued other than to employees and directors, if any, is recognized at the date of grant.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCAIL STATEMENTS
JUNE 30, 2003 AND 2002

               NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

During the nine months ended June 30, 2003, the Company cancelled employee stock options for 1,765,000 shares of common stock due to employment terminations. Any remaining stock options will be exercisable in conformity with a stock option plan that was approved by a Board of Directors and a majority of the shareholders of the Company on March 15, 2000. Stock options are generally granted at fair value and vest over a four-year period. The plan is more restrictive for any options granted to shareholders owning in excess of ten percent of outstanding common stock. No options were exercised during the period. Upon the disposal of its business, new management cancelled all remaining options. No additional options have been issued since then.

              NOTE 3- STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 50,000,000 common shares and 20,000,000 preferred shares, all of a par value of $.001. At June 30, 2003, the Company had 26,942,500 common shares outstanding, and no preferred shares issued and outstanding.

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

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCAIL STATEMENTS
JUNE 30, 2003 AND 2002

             NOTE 3-  STOCKHOLDERS’ DEFICIT (CONTINUED)

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

              NOTE 4- LINE OF CREDIT

The Company had a $200,000 line of credit with a bank bearing interest at the bank’s commercial base rate. An officer of the Company guaranteed the line of credit.. Funds advanced are secured by the Company’s accounts receivable and equipment. At June 30, 2003, there were no amounts outstanding under the line of credit. The line of credit matured February 10, 2003 at which time the Company repaid all existing amounts due. The line was not renewed.

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

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCAIL STATEMENTS
JUNE 30, 2003 AND 2002

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

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCAIL STATEMENTS
JUNE 30, 2003 AND 2002

               NOTE 7- GAIN ON SALE AND LICENSE OF IFE ASSETS (CONTINUED)

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

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCAIL STATEMENTS
JUNE 30, 2003 AND 2002

            NOTE 8-  GOING CONCERN (CONTINUED)

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

At June 30, 2003 deferred tax assets consist of the following:

Deferred Tax Assets	$70,800
Less: valuation allowance	(70,800)
$-0-

At June 30, 2003 and 2002, the Company had federal net operating loss carryforwards in the approximate amounts of $293,000 and $825,000, respectively available to offset future taxable income through 2022. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The operating net loss carryforwards may not be fully realized as there was a change in management control in the past.

       NOTE 10-  RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The Company has amended its previously issued unaudited financial statements for the nine months ended June 30, 2003 and 2002. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has reclassified its financial statements to take effect for the disposal of its business. This reclassification did not have an effect on net income or stockholders’ deficit.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCAIL STATEMENTS
JUNE 30, 2003 AND 2002

           NOTE 11-  SUBSEQUENT EVENTS

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

Restatement of Prior Issued Financial Statements

The Company has amended its previously issued unaudited financial statements for the three months ended June 30, 2003. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has restated its financial statements to take effect for the disposal of its business

General

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

Prior to June 30, 2003 SNAP2 Corporation (f/k/a White Rock Enterprises, Ltd.) (the "Company") was a software product developer and software service provider for in-flight entertainment systems (IFE) for passenger aircraft and interactive set-top boxes (STB) for interactive television. As of March 2003 the Company discontinued all prior operations.

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

Operations

The Company operates from 101 Plaza Real South, Suite 210, Boca Raton, FL 33432

Products

Prior to June 30, 2003 the Company marketed software applications for the in flight entertainment and interactive television markets. On June 30, 2003 the Company discontinued marketing of its applications for the in flight entertainment and interactive television markets and discontinued its operations. As of this time the Company’s primary product is pre-paid phone cards.

Assets

There are no assets as of June 30, 2003.

Liabilities and Stockholders’ Deficit

Our total liabilities as of June 30, 2003, were $721,556.

As of June 30, 2003, there was a Stockholders’ deficit of $0.

Results of Operations

We did not earn any revenue during the three month period ended June 30, 2003. As of June 30, 2003 the Company has discontinued its operations. New operations of the company commenced in December of 2003.

Employees

At June 30, 2003, the Company had no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Registrant, without compensation.  The President anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

Liquidity and Capital Resources

At June 30, 2003, the Company had no cash, no accounts receivable and total liabilities of $721,556. As of June 30, 2003 the Company has ceased operations. New operations of the company commenced in December of 2003 and are currently focused on prepaid phone card sales.

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

Off Balance Sheet Arrangements

As of June 30, 2003, there were no off balance sheet arrangements.

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

The current management has implemented effective controls and procedures as of this time. They have concluded that, as of this date, former management's disclosure controls and procedures were not effective at June 30, 2003 in ensuring that the required information was disclosed on a timely basis. However, current management has put procedures in place that will ascertain that the timely filing of reports will be attained. Additionally those reports will contain the necessary disclosures to comply with current standards.

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

Snap2 Corporation

Date: May 18, 2005

By: /S/ Kevin D. Johnson_________________
             Kevin D. Johnson
Title:    Chief Executive Officer, Chief Financial Officer, and Director