Form 10QSB/A
period 2003-12-31
SNAP2 CORP
filed 2005-06-08
CIK 1079287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of December 31, 2003, the Registrant has 26,942,500 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Item 1. Financial Statements

Our unaudited condensed financial statements included in this Form 10-QSB/A are as follows:

a)	Balance Sheet as of December 31, 2003
b)	Statements of Operations for the three month period ended December 31, 2003 and 2002;
c)	Statements of Cash Flow for the three month period ended December 31, 2003 and 2002; and
d)	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB/A. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2003 are not necessarily indicative of the results that can be expected for the full year.

SNAP2 CORPORATION
CONDENSED BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-
Accounts receivable	-
Other current assets	-
Total current assets	-

Property, plant and equipment, net	-
Other assets	-
-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Note payable	$84,000
Accounts payable and accrued liabilities	6,000
Deferred income	-
Total current liabilities	90,000

Long-term Liabilities
Commitments	631,556

Total liabilities	721,556

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 20,000,000 shares authorized;
0 shares issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized;
4,994,250 shares issued and outstanding	4,994
Additional paid-in capital	2,080,863
Accumulated deficit	(2,807,413)
Total stockholders' equity (deficit)	(721,556)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-

The accompanying notes are an integral part of the condensed financial statements.

SNAP2 CORPORATION
CONDENSED STATEMENTS OF OPERATINS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
		(Restated)
OPERATING REVENUE	$-	$-

COST OF OPERATIONS	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Research and development	-	-
Sales and marketing	-	-
General and administrative	-	-
Total operating expenses	-	-

OPERATING INCOME (LOSS)	-	-

OTHER INCOME (EXPENSE)
Interest expense	-	-
Impairment	-	-
Total other income (expense)	-	-

INCOME (LOSS) BEFORE INCOME TAXES	-	-
Provision for income taxes	-	-

LOSS FROM CONTINUING OPERATIONS	-	-

Income (loss) from discontinued operations (net of income taxes)	-	218,925
(Loss) on disposal	-	(128,549)

NET INCOME (LOSS)	$-	$90,376

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic from continuing operations	$-	$-
Diluted from continuing operations	$-	$-
Basic from discontinued operations	$-	$0.033
Diluted from discontinued operations	$-	$0.032
Basic and diluted from disposal	$-	$(0.048)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	4,994,250	2,694,250
WEIGHTED AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING	4,994,250	2,823,250

The accompanying notes are an integral part of the condensed financial statements.

SNAP2 CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

		(Restated)
	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net income (loss)	$-	$-
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Common stock issued for services	-	-
Impairment	-
Changes in assets and liabilities
(Decrease) in accounts payable and accrued liabilities	-	-
Total adjustments	-	-

Net cash provided by operating activities - continuing
operations	-	-

Discontinued Operations:
Income from discontinued operations	-	90,376
Adjustments to reconcile net cash provided by (used in)
discontinuing operations	-	(106,781)

Net cash (used) in operating activities - discontinued operations	-	(16,405)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(702)
Net cash (used in) investing activities	-	(702)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of line of credit	-	(30,000)
Net cash (used in) financing activities	-	(30,000)

NET INCREASE IN
CASH AND CASH EQUIVALENTS	-	(47,107)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	47,107

CASH AND CASH EQUIVALENTS - END OF PERIOD	-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	-	$2,583

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Common stock issued for services	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

            NOTE 1 -  NATURE OF BUSINESS

The condensed unaudited interim financial statements included herein have been prepared by Snap 2 Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the September 30, 2003 audited condensed financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
DECEMBER 31, 2003 AND 2002

                NOTE - NATURE OF BUSINESS (CONTINUED)

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

The condensed financial statements for the three months ended December 31, 2002 include reclassifications of the operations of the Company to reflect the disposal of its business, which took effect March 31, 2003. The 2002 statements have been reclassified to October 1, 2002 to reflect the operations below the line as discontinued operations in accordance with the provisions of FASB 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. After this disposal, the Company has had no operations, and was left with no remaining assets.

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
DECEMBER 31, 2003 AND 2002

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

Prior to March 31, 2003, software license fees were recognized upon contract signing and shipment of the software by the customer. Consulting revenues were derived primarily from custom contract engineering work are recognized using the percentage of completion method. Revenues from training and consulting services were recognized as the services were rendered. Maintenance revenues were recognized ratably over the term of the related agreements.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carryforwards generated by sustaining deficits during the development stage. The Company lost all prior net operating loss carryforwards prior to March 31, 2003 due to the change in control.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

              NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2003	2002
Net Income (loss)	$-	$90,376

Weighted-average common shares
outstanding (Basic)	4,994,250	2,694,250

Weighted-average common stock
equivalents:
Stock options and warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	4,994,250	2,694,250

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

              NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

All property and equipment was recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. The Company disposed of its assets on March 31, 2003, and currently has no assets.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $0 and $32,461 for the three months ended December 31, 2003 and 2002, respectively.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

              NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

During the six months ended March 31, 2003, the Company cancelled employee stock options for 475,000 shares of common stock due to employment terminations. Any remaining stock options will be exercisable in conformity with a stock option plan that was approved by a Board of Directors and a majority of the shareholders of the Company on March 15, 2000. Stock options are generally granted at fair value and vest over a four-year period. The plan is more restrictive for any options granted to shareholders owning in excess of ten percent of outstanding common stock. No options were exercised during the period. The Company had outstanding 26,942,500 shares of common stock at March 31, 2003. Upon the disposal of its business, all remaining options were cancelled by new management. No additional options have been issued since then.

              NOTE 3- STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 50,000,000 common shares and 20,000,000 preferred shares all of a par value of $.001. At December 31, 2003, the Company had 4,994,250 common shares outstanding, and no preferred shares issued and outstanding.

In May and June 2002, the Company issued an aggregate 307,500 shares of common stock to an unrelated entity providing various financial services. These aggregate transactions were valued at approximately $61,500 ($.20 per share), the fair value of the common stock based on the quoted closing price of the Company’s common stock on the date of the respective transactions.

On August 23, 2003, the Company issued 23,000,000 shares of its common stock for services rendered. The fair value of the common stock on the date of the issued shares was $.001 per share, with a value of $23,000.

On September 4, 2003, the Company authorized a 1 for 10 reverse stock split. The post-split shares at September 4, 2003 were 4,994,250.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

               NOTE 3- STOCKHOLDERS’ DEFICIT (CONTINUED)

On December 2, 2003, the Company agreed to acquire Digital Marketing Networks, LLC and Ez Direct Marketing, Inc., through a share for share exchange. The fair market value of the common stock on the date of the exchange was $0.11 per share and the 32,000,000 shares were issued on January 5, 2005

             NOTE 4-  LINE OF CREDIT

The Company had a $200,000 line of credit with a bank bearing interest at the bank’s commercial base rate. This line of credit was guaranteed by an officer of the Company. Funds advanced are secured by the Company’s accounts receivable and equipment. At June 30, 2003, there were no amounts outstanding under the line of credit. The line of credit matured February 10, 2003 at which time the Company repaid all existing amounts due. The line was not renewed.

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

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

             NOTE 6-  LONG-TERM DEBT

On June 20, 1999, the Company entered into a promissory note with a related party of the Company’s president whereby $135,000 was borrowed by the Company. The note bears interest at 9% per annum on the unpaid principal balance. Under the terms of the note, principal payments of $10,385 along with interest are due in quarterly installments beginning July 1, 2001. The Company had not paid the $83,080 due under this note, as well as the accrued interest, since July 1, 2000. Principal payments had not been accelerated under this note by the noteholder. The former majority shareholder assumed the payments of this note pursuant to an Assignment of Indebtedness dated April 29, 2003. The Company has recorded this liability due to its guarantee on the debt (see Note 5).

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

               NOTE 7  GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America which contemplate the realization of assets and liquidation of liabilities in the normal course of business.

On March 31, 2003, the Company disposed of its business. The Company's former majority shareholder sold 74.2% of the common shares outstanding of the Company to new management in a private sale of stock.

Management’s plans with respect to their future involve working with the newly formed responsible, experienced members on sit Board of Directors, to establish and implement a business plan that will grow the Company and support its operations and working capital needs.

SNAP2 CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

             NOTE 8   PROVISION FOR INCOME TAXES

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

At December 31, 2003 and 2002, deferred tax assets consist of the following:

	2003	2002
Deferred tax asset	$70,800	$70,800

Less: valuation allowance	(70,800)	(70,800)
	-0-	$-0-

At December 31, 2003 and 2002, the Company had federal net operating loss carryforwards in the approximate amounts of $293,000, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

            NOTE 9 -  RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The Company has amended its previously issued unaudited financial statements for the three months ended December 31, 2002. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has restated its financial statements to take effect for the disposal of its business.

           NOTE 11-  SUBSEQUENT EVENTS

On January 5th, 2004, the Company issued 40,000,000 shares of its common stock, 8,000,000 shares for services rendered and 32,000,000 shares for the acquisition of Ez Direct Marketing, Inc., and Digital Marketing Networks, LLC.

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

Restatement of Prior Issued Financial Statements

The Company has amended its previously issued unaudited financial statements for the three months ended December 31, 2003. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has restated its financial statements to take effect for the disposal of its business

General

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

Prior to December 31, 2003 SNAP2 Corporation (f/k/a White Rock Enterprises, Ltd.) (the "Company") was a software product developer and software service provider for in-flight entertainment systems (IFE) for passenger aircraft and interactive set-top boxes (STB) for interactive television. As of March 2003 the Company discontinued all prior operations.

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

Operations

The Company operates from 101 Plaza Real South, Suite 210, Boca Raton, FL 33432

Products

Prior to December 31, 2003 the Company marketed software applications for the in flight entertainment and interactive television markets. On December 31, 2003 the Company discontinued marketing of its applications for the in flight entertainment and interactive television markets and discontinued its operations. As of this time the Company’s primary product is pre-paid phone cards.

Assets

There are no assets as of December 31, 2003.

Liabilities and Stockholders’ Deficit

Our total liabilities as of December 31, 2003, were $0.

As of December 31, 2003, there was a Stockholders’ deficit of $0.

Results of Operations

We did not earn any revenue during the three month period ended December 31, 2003. As of December 31, 2003 the Company has discontinued its operations. New operations of the company commenced in December of 2003.

Employees

At December 31, 2003, the Company had no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Registrant, without compensation.  The President anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

Liquidity and Capital Resources

At December 31, 2003, the Company had no cash, no accounts receivable and total liabilities of $0. As of December 31, 2003 the Company has ceased operations. New operations of the company commenced in December of 2003 and are currently focused on prepaid phone card sales.

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

Off Balance Sheet Arrangements

As of December 31, 2003, there were no off balance sheet arrangements.

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

The current management has implemented effective controls and procedures as of this time. They have concluded that, as of this date, former management's disclosure controls and procedures were not effective at December 31, 2003 in ensuring that the required information was disclosed on a timely basis. However, current management has put procedures in place that will ascertain that the timely filing of reports will be attained. Additionally those reports will contain the necessary disclosures to comply with current standards.

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