Form 10QSB/A
period 2004-03-31
SNAP2 CORP
filed 2005-06-09
CIK 1079287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of March 31, 2004, the Registrant has 46,094,250 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes [   ] No [X]

2

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-QSB/A are as follows:

a)	Balance Sheet as of March 31, 2004
b)	Statements of Operations for the six and three month period ended March 31, 2004 and 2003;
c)	Statements of Cash Flow for the six month period ended March 31, 2004 and 2003; and
d)	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB/A. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2004 are not necessarily indicative of the results that can be expected for the full year.

3

SNAP2 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,020
Accounts receivable	-
Other current assets	-
Total current assets	7,020

Property, plant and equipment, net	-
Other assets	-
-

TOTAL ASSETS	$7,020

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Note payable	$84,000
Officer loan	12,000
Accounts payable and accrued liabilities	31,000
Deferred income	-
Total current liabilities	127,000

Long-term Liabilities
Commitments	631,556
Deferred compensation - fair value of vested stock options	-

Total liabilities	758,556

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 20,000,000 shares authorized;
0 shares issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized;
45,094,250 shares issued and outstanding	45,094
Additional paid-in capital	6,050,863
Accumulated deficit	(6,847,493)
Total stockholders' equity (deficit)	(751,536)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

SNAP2 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	SIX MONTHS ENDED		THREE MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
		(restated)		(restated)

OPERATING REVENUE	$-	$-	$-	$-

COST OF OPERATIONS	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Consulting fees	840,000	-	840,000	-
Bank service charges	20	-	20	-
General and administrative	60	6,000	60	6,000
Total operating expenses	840,080	6,000	840,080	6,000

OPERATING INCOME (LOSS)	(840,080)	(6,000)	(840,080)	(6,000)

OTHER INCOME (EXPENSE)
Interest expense	-	-	-	-
Impairment	(3,200,000)	-	(3,200,000)	-
Total other income (expense)	(3,200,000)	-	(3,200,000)	-

INCOME (LOSS) BEFORE INCOME TAXES	(4,040,080)	(6,000)	(4,040,080)	(6,000)
Provision for income taxes	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(4,040,080)	(6,000)	(4,040,080)	(6,000)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operatons (net)	-	218,925	-	-
Gain (loss) on disposal of business	-	(128,549)	-	-
Net Income (loss) before provisions income taxes	(4,040,080)	84,376	(4,040,080)	(6,000)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(4,040,080)	$84,376	$(4,040,080)	$(6,000)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic from continuing operations	$(0.02)	$(0)	$(0.02)	$(0)
Diluted from continuing operations	$(0.02)	$(0)	$(0.02)	$(0)
Basic from discontinued operations	$-	$0.081	$-	$-
Diluted from discontinued operations	$-	$0.081	$-	$-
Basic from disposal	$-	$(0.048)	$-	$-
Diluted from disposal	$-	$(0.048)	$-	$-

WEIGHTED AVERAGE NUMBER OF BASIC	43,261,283	2,694,250	43,261,283	2,694,250
COMMON SHARES OUTSTANDING

WEIGHTED AVERAGE NUMBER OF DILUTED	43,261,283	2,694,250	43,261,283	2,694,250
COMMON SHARES OUTSTANDING

The accompanying notes are an integral part of the condensed consolidated financial statements.

SNAP2 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

		(Restated)
	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net income (loss)	$(4,040,080)	$(6,000)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Common stock issued for services	810,000	-
Impairment	3,200,000	-
Changes in assets and liabilities
(Decrease) in accounts payable and accrued liabilities	25,000	6,000
Total adjustments	4,035,000	6,000

Net cash provided by operating activities - continuing
operations	(5,080)	-

Discontinued Operations:
Income from discontinued operations	-	84,376
Adjustments to reconcile net cash provided by (used in)
discontinuing operations	-	(131,483)

Net cash (used) in operating activities - discontinued operations	-	(47,107)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	-
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Officer loan	12,000	-
Proceeds from officer	100	-
Net cash (used in) financing activities	12,100	-

NET INCREASE IN
CASH AND CASH EQUIVALENTS	7,020	(47,107)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	47,107

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,020	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$2,583

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Common stock issued for services	$810,000	$-
Common stock issued for purchase of companies	$3,200,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SNAP2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
MARCH 31, 2004 AND 2003

            NOTE 1 -  NATURE OF BUSINESS

The condensed consolidated unaudited interim financial statements included herein have been prepared by Snap 2 Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2003 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders’ equity (deficit), and cash flows for the periods presented.

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

SNAP2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
MARCH 31, 2004 AND 2003

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

The condensed consolidated financial statements for the six months ended March 31, 2004 include reclassifications of the operations of the Company to reflect the disposal of its business, which took effect March 31, 2003. The 2002 statements have been reclassified to October 1, 2002 to reflect the operations below the line as discontinued operations in accordance with the provisions of FASB 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. After this disposal, the Company has had no operations, and was left with no remaining assets.

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

The Company has amended its previously issued unaudited financial statements for the six months ended March 31, 2003. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has restated its financial statements to take effect for the disposal of its business.

SNAP2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
MARCH 31, 2004 AND 2003

               NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Prior to April 9, 2003, software license fees were recognized upon contract signing and shipment of the software by the customer. Consulting revenues were derived primarily from custom contract engineering work are recognized using the percentage of completion method. Revenues from training and consulting services were recognized as the services were rendered. Maintenance revenues were recognized ratably over the term of the related agreements.

SNAP2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
MARCH 31, 2004 AND 2003

                NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2004	2003
Net Income (loss)	$(4,040,080)	$84,376

Weighted-average common shares
outstanding (Basic)	43,261,283	2,694,250

Weighted-average common stock
equivalents:
Stock options and warrants	-	-

Weighted-average common shares
outstanding (Diluted)	43,261,283	2,694,250

SNAP2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
MARCH 31, 2004 AND 2003

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

SNAP2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
MARCH 31, 2004 AND 2003

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

SNAP2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
MARCH 31, 2004 AND 2003

             NOTE 3-  STOCKHOLDERS’ DEFICIT (CONTINUED)

On September 4, 2003, the Company authorized a 1 for 10 reverse stock split. The post-split shares at September 4, 2003 were 4,994,250.

On January 5, 2004, the Company agreed to acquire Digital Marketing Networks, LLC and Ez Direct Marketing, Inc., through a share for share exchange. The fair market value of the common stock on the date of the exchange date was $.10 per share and the 32,000,000 shares were issued on January 5, 2004.

On January 5, 2004, the Company issued 8,000,000 shares for consulting services provided. The fair market value of the common stock on the date of the issuance was $0.10 per share.

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

SNAP2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
MARCH 31, 2004 AND 2003

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

             NOTE 7-  GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America which contemplate the realization of assets and liquidation of liabilities in the normal course of business.

On April 9, 2003, the Company disposed of its business. The Company’s former majority shareholder sold 74.2% of the common shares outstanding of the Company to new management in a private sale of stock.

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

SNAP2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
MARCH 31, 2004 AND 2003

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

At March 31, 2004, deferred tax assets consist of the following:

2004
Net deferred tax assets	$1,270,880
Less: valuation allowance	(1,270,800)
$-0-

At March 31, 2004, the Company had federal net operating loss carryforwards in the approximate amounts of $6,847,493, respectively available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

            NOTE 9-  RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The Company has amended its previously issued unaudited financial statements for the six months ended March 31, 2003. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has restated its financial statements to take effect for the disposal of its business.

SNAP2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS
MARCH 31, 2004 AND 2003

            NOTE 10-  SUBSEQUENT EVENT

The Company issued 3,000,000 shares for Call Now America prepaid LLC. In April 2004. The transaction was recorded at fair market value.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Restatement of Prior Issued Financial Statements

The Company has amended its previously issued unaudited financial statements for the three months ended March 31, 2004. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has restated its financial statements to take effect for the disposal of its business

General

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

Prior to March 31, 2004 SNAP2 Corporation (f/k/a White Rock Enterprises, Ltd.) (the "Company") was a software product developer and software service provider for in-flight entertainment systems (IFE) for passenger aircraft and interactive set-top boxes (STB) for interactive television. As of March 2003 the Company discontinued all prior operations.

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

Operations

The Company operates from 101 Plaza Real South, Suite 210, Boca Raton, FL 33432

Products

Prior to March 31, 2004 the Company marketed software applications for the in flight entertainment and interactive television markets. On March 31, 2004 the Company discontinued marketing of its applications for the in flight entertainment and interactive television markets and discontinued its operations. As of this time the Company’s primary product is pre-paid phone cards.

Assets

As of March 31, 2004 our assets were $7,020.

Liabilities and Stockholders’ Deficit

Our total liabilities as of March 31, 2004, were $758,556.

As of March 31, 2004, there was a Stockholders’ deficit of $751,536.

Results of Operations

We did not earn any revenue during the three month period ended March 31, 2004. As of March 31, 2004 the Company has discontinued its operations. New operations of the company commenced in December of 2003.

Employees

At March 31, 2004, the Company had no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Registrant, without compensation.  The President anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

Liquidity and Capital Resources

At March 31, 2004, the Company had no cash, no accounts receivable and total liabilities of $758,556.  As of March 31, 2004 the Company has ceased operations. New operations of the company commenced in December of 2003 and are currently focused on prepaid phone card sales.

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

Off Balance Sheet Arrangements

As of March 31, 2004, there were no off balance sheet arrangements.

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

The current management has implemented effective controls and procedures as of this time. They have concluded that, as of this date, former management's disclosure controls and procedures were not effective at March 31, 2004 in ensuring that the required information was disclosed on a timely basis. However, current management has put procedures in place that will ascertain that the timely filing of reports will be attained. Additionally those reports will contain the necessary disclosures to comply with current standards.

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

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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