Form 10QSB
period 2004-06-30
SNAP2 CORP
filed 2005-12-14
CIK 1079287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2004

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to __________

SNAP2 CORPORATION
(Name of Small Business Issuer in its charter)

NEVADA	0-26839	88-0407246
(State of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

101 Plaza Real South, Suite 210, Boca Raton, FL 33436
(Address of principal executive offices and zip code)

2000 West Commercial Blvd. Suite 133, Fort Lauderdale, FL 33309
(Former address of principal executive offices and zip code)

(561) 368-4700
Registrant's telephone number, including area code:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of June 30, 2004, the Registrant has 48,394,250 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes [   ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Condensed Consolidated Balance Sheet as of June 30, 2004;
(b)	Condensed Consolidated Statements of Operations for the nine and three month months ended June 30, 2004 and 2003;
(c)	Condensed Statements of Cash Flow for the nine and three months ended June 30, 2004 and 2003;
(d)	Notes to Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2004 are not necessarily indicative of the results that can be expected for the full year.

SNAP2 CORPORATION
CONDENSED CONSOIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,526
Accounts receivable	120,467
Inventory	29,995
Officer Loan	6,133

Total current assets	161,121

OTHER ASSETS
Goodwill	1,619,350

Total other assets	1,619,350

TOTAL ASSETS	$1,780,471

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Note payable	$84,000
Accounts payable and accrued liabilities	162,751

Total current liabilities	246,751

Long-term Liabilities
Commitments	631,556

Total liabilities	878,307

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 20,000,000 shares authorized;
0 shares issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized;
48,394,250 shares issued and outstanding	48,394
Additional paid-in capital	8,001,913
Accumulated deficit	(7,148,143)
Total stockholders' equity (deficit)	902,164

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,780,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP2 CORPORATION
CONDENSED CONSOIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

	NINE MONTHS ENDED		THREE MONTHS ENDED
	June 30,		June 30,
	June 30,	2003	June 30,	2003
	2004	(restated)	2004	(restated)

OPERATING REVENUE	$440,935	$-	$440,935	$-

COST OF OPERATIONS	433,770	-	433,770	-

GROSS PROFIT	7,165	-	7,165	-

OPERATING EXPENSES
Consulting fees	1,127,300	-	287,300	-
General and administrative	2,645	6,000	2,566	-
Rent	18,500	-	18,500	-

Total operating expenses	1,148,445	6,000	308,366	-

OPERATING LOSS	(1,141,280)	(6,000)	(301,201)	-

OTHER INCOME (EXPENSE)
Impairment	(3,200,000)	-	-	-
Total other expense	(3,200,000)	-	-	-

INCOME (LOSS) BEFORE INCOME TAXES	(4,341,280)	(6,000)	(301,201)	-
Provision for income taxes	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(4,341,280)	(6,000)	(301,201)	-

DISCONTINUED OPERATIONS
Income (loss) from discontinued operatons (net)	-	218,925	-	-
Gain (loss) on disposal of business	-	(128,549)	-	-
Net Income (loss) before provisions income taxes	(4,341,280)	84,376	(301,201)	-

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(4,341,280)	$84,376	$(301,201)	$-

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic from continuing operations	$(0.02)	$(0.00)	$(0.01)	$-
Diluted from continuing operations	$(0.02)	$(0.00)	$(0.01)	$-
Basic from discontinued operations	$-	$0.08	$-	$-
Diluted from discontinued operations	$-	$0.08	$-	$-
Basic from disposal	$-	$(0.05)	$-	$-
Diluted from disposal	$-	$(0.05)	$-	$-

WEIGHTED AVERAGE NUMBER OF BASIC	47,090,953	2,694,250	47,090,953	2,694,250
COMMON SHARES OUTSTANDING

WEIGHTED AVERAGE NUMBER OF DILUTED	47,090,953	2,694,250	47,090,953	2,694,250
COMMON SHARES OUTSTANDING

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP2 CORPORATION
CONDENSED CONSOIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

		(Restated)
	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net income (loss)	$(4,341,280)	$(6,000)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Common stock issued for services	1,045,000	-
Impairment	3,200,000	-
Changes in assets and liabilities
Increase in accounts receivable	(112,142)
Increase in inventory	(14,555)
Increase in accounts payable and accrued liabilities	120,836	6,000
Total adjustments	4,239,139	6,000

Net cash used in operating activities - continuing
operations	(102,141)	-

Discontinued Operations:
Income from discontinued operations	-	84,376
Adjustments to reconcile net cash used in
discontinuing operations	-	(131,483)

Net cash used in operating activities - discontinued operations	-	(47,107)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock	100,000
Officer loan - net	(6,133)	-
Contributions from officer - net		-
Net cash provided by financing activities	93,867	-

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(8,274)	(47,107)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	12,800	47,107

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,526	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$2,583

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Common stock issued for services	$1,045,000	$-
Common stock issued for purchase of companies	$3,200,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003

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

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

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

The condensed consolidated financial statements for the Nine Months Ended June 30, 2003 include reclassifications of the operations of the Company to reflect the disposal of its business, which took effect March 31, 2003.

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

On April 19, 2004 The Company acquired the assets of Call Now America Prepaid LLC in a stock-for-assets acquisition.

The Company has amended its previously issued unaudited financial statements for the nine months ended June 30, 2003. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has restated its financial statements to take effect for the disposal of its business.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

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

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. There were no uninsured cash balances at June 30, 2004 and 2003.

Revenue Recognition

The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are rendered and collection is reasonable assured.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carryforwards generated by sustaining deficits during the development stage. The Company lost all prior net operating loss carryforwards prior to June 30, 2003 due to the change in control.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2004	2003

Net Income (loss)	$(4,341,280)	$84,376

Weighted-average common shares
outstanding (Basic)	47,090,953	2,694,250

Weighted-average common stock
equivalents:
Stock options and warrants	-	-

Weighted-average common shares
outstanding (Diluted)	47,090,953	2,694,250

The company at June 30, 2004 and 2003 had no common stock equivalents.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

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

Advertising

Costs of advertising and marketing are expensed as incurred. There were no advertising or marketing costs for the nine months ended June 30, 2004 and 2003.

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

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

NOTE 2-              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                  (CONTINUED)

Stock-Based Compensation (Continued)

During the Nine Months Ended June 30, 2003, the Company cancelled employee stock options for 475,000 shares of common stock due to employment terminations. Any remaining stock options will be exercisable in conformity with a stock option plan that was approved by a Board of Directors and a majority of the shareholders of the Company on March 15, 2000. Stock options are generally granted at fair value and vest over a four-year period. The plan is more restrictive for any options granted to shareholders owning in excess of ten percent of outstanding common stock. No options were exercised during the period. The Company had outstanding 26,942,500 shares of common stock at June 30, 2003. Upon the disposal of its business, all remaining options were cancelled by new management. No additional options have been issued since then.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion NO 17, Intangible Assets. The statement address how intangible assets that are acquired are accounted for as well as the accounting for them after the initial recognized treatment. The company in January 2004 acquired various customer lists and assets from Digital Marketing Networks, LLC and EZ Direct Marketing , Inc  that they have impaired because they are not being utilized of $3,200,000. The company in May 2004 went in another direction and Acquired the assets of Call Now America prepaid Company , LLC that are being utilized and have recorded the corresponding goodwill of $1,619,350. The company will test for the impairment annually.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

NOTE 3-               STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 50,000,000 common shares and 20,000,000 preferred shares all of a par value of $.001. At June 30, 2004, the Company had 48,394,250 common shares outstanding, and no preferred shares issued and outstanding.

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

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

NOTE 3-                STOCKHOLDERS’ DEFICIT (CONTINUED)

On March 9, 2004, the Company issued 100,000 shares for cash. The fair market value of the common stock on the date of the issuance was $0.10 per share.

On April 14, 2004, the Company issued 200,000 shares for consulting services provided. The fair market value of the common stock on the date of the issuance was $1.00 per share.

On May 7, 2004, the Company issued 3,000,000 shares for the acquisition of Call Now America Prepaid Company, LLC. The fair market value of the common stock on the date of the issuance was $0.54 per share.

On May 20, 2004, the Company issued 100,000 shares for consulting services provided. The fair market value of the common stock on the date of the issuance was $0.45 per share.

NOTE 4-                LINE OF CREDIT

The Company had a $200,000 line of credit with a bank bearing interest at the bank’s commercial base rate. This line of credit was guaranteed by an officer of the Company. Funds advanced were secured by the Company’s accounts receivable and equipment. The line of credit matured February 10, 2003 at which time the Company repaid all existing amounts due. The line was not renewed.

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

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

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

On August 17, 1999, the Company entered into an agreement with the Iowa Department of Economic Development (“IDED”) whereby the Company would receive $100,000 of financial assistance of under the Community Economic Betterment Account (“CEBA”). Under the terms of the agreement, the Company shall pay an annual royalty equal to 1.5% of the prior year total gross revenues to IDED in semi-annual payments each June 1 and December 1, until a repayment amount of $200,000 has been reached. Approximately $66,000 was due under this agreement at June 30, 2003. The Company has recorded this liability due to its guarantee on the debt (see Note 5).

NOTE 7-               GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America which contemplate the realization of assets and liquidation of liabilities in the normal course of business.

There is substantial doubt about the Company’s ability to continue as a going concern because of the substantial losses incurred since the company has been operational and there is no guarantee that the operations of the newly purchased subsidiary can sustain the company.

Management’s plans with respect to the Company’s future involve working with a newly formed Board of Directors that consists of responsible and experienced directors, and establishing and implementing a business plan that will enable the company to grow and support its operations and working capital needs.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

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

At June 30, 2004, deferred tax assets consist of the following:
Net deferred tax assets	$1,790,000
Less: valuation allowance	(1,790,000)
$-0-

At June 30, 2004, the Company had federal net operating loss carryforwards in the approximate amount of $7,148,000, available to offset future taxable income through 2024. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-                RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The Company has amended its previously issued unaudited financial statements for the Nine Months Ended June 30, 2003. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has restated its financial statements to take effect for the disposal of its business.

NOTE 10-             MAJOR CUSTOMERS AND MAJOR SUPPLIERS

In the three months ended June 30, 2004 the company collected ten percent of more of its revenues from each of three customers, 50%, 28% and 22% specifically, and purchased ten percent or more of its goods to be sold from three suppliers, 51%, 27% and 22% specifically. In the nine months ended June 30, 2004 the company collected ten percent of more of its revenues from each of three customers, 53%, 26% and 21% specifically, and purchased ten percent or more of its goods to be sold from three suppliers, 53%, 26% and 21% specifically.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

NOTE 11-             SUBSEQUENT EVENTS

On November 7, 2005, the Company announced the pre-launch of VIP Travel Rewards, Inc., a wholly owned subsidiary of Snap 2 Corporation.

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

Restatement of Prior Issued Financial Statements

The Company has amended its previously issued unaudited financial statements for the three months ended June 30, 2004. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has restated its financial statements to take effect for the disposal of its business

General

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

Assets

As of June 30, 2004 our assets were $1,780,471.

Liabilities and Stockholders’ Deficit

Our total liabilities as of June 30, 2004, were $878,307.

As of June 30, 2004, total Stockholders’ equity totaled $ 902,164.

Results of Operations

All revenues reported by Snap 2 Corporation are derived from the sale of pre-paid phone cards. Total revenues for the nine months ended June 30, 2004 and June 30, 2003 (Restated) were $440,935 and $0, respectively.

We did not earn any revenue during the three month period ended March 31, 2004. As of March 31, 2004 the Company has discontinued its operations. New operations of the company commenced in December of 2003.

Gross profit for the nine months ended June 30, 2004 and June 30, 2003 (Restated) were $7,165 (1.6%) and $0, respectively. The increase in gross profit dollars is the direct result of revenue derived from the sale of pre-paid phone cards. There was no revenue for the nine months ended June 30, 2003.

Total operating expenses increased to $1,148,445 for the nine months ended June 30, 2004 and $6,000 for the nine months ended June 30, 2003 (Restated), respectively. The increase in the current period is attributable to expenses incurred to operate the company due to its new product offering, pre-paid phone cards.

The loss from continuing operations before other income (expense) for the nine months ended June 30, 2004 was $(1,141,280) compared to $(6,000) for the nine months ended June 30, 2003 (Restated), an increase of $(1,135,280). As discussed above, the increase primarily consists of increased operating expenses.

Total other income (expense) for the nine months ended June 30, 2004 was $(3,200,000) as compared to $0 for the nine months ended June 30, 2003 (Restated), an increase in expenses of $(3,200,000). During the nine months ended June 30, 2004, Snap 2 Corporation recognized the impairment of stock issued. On January 5, 2004, the Company agreed to acquire Digital Marketing Networks, LLC and Ez Direct Marketing, Inc., through a share for share exchange. The fair market value of the common stock on the date of the exchange date was $.10 per share and the 32,000,000 shares were issued on January 5, 2004.

The loss from continuing operations for the nine months ended June 30, 2004 was $(4,341,280) as compared to $(6,000) for the nine months ended June 30, 2003 (Restated). The increase in the loss of $(4,335,280) was the result of the factors discussed above.

The income from discontinued operations for the nine months ended June 20, 2004 was $0 as compared to $90,376 for the nine months ended June 30, 2003 (Restated), a decrease in the income of $(90,376). The income recognized from discontinued operations was a direct result of factors discussed above from reclassifications of the operations of the Company to reflect the disposal of its business, which took effect March 31, 2003.

Net loss for the nine months ending June 30, 2004 was $(4,341,280) as compared to net income of $84,376 for the nine months ending June 30, 2003 (Restated). The increase in the net loss of $(4,425,656) was the result of the factors discussed above.

Employees

At June 30, 2004, the Company had no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Registrant, without compensation.  The President anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

Liquidity and Capital Resources

At June 30, 2004, the Company had cash, accounts receivable and inventory of $154,988 and current liabilities of $878,307.

Cash used by operating activities. The Company used $(102,141) in cash for operating activities in the nine months ended June 30, 2004. This was primarily the result of the cash used to fund the loss from current operating activities.

Cash provided by financing activities. Financing activities in the nine months ended June 30, 2004 provided a total of $93,867 in cash. This consisted of net proceeds from the issuance of stock and repayment of loan from the Company’s officer.

Going Concern

Our independent registered public accounting firm has stated in their Report included in our annual report on Form 10-KSB/A for the period ended September 30, 2003 that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop the business of Call Now America Prepaid. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Critical Accounting Policies And Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition;

•	Allowance for doubtful accounts; and

•	Accounting for income taxes.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures. See Notes to Condensed Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Off Balance Sheet Arrangements

As of June 30, 2004, there were no off balance sheet arrangements.

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

The current management has implemented effective controls and procedures as of this time. They have concluded that, as of this date, former management's disclosure controls and procedures were not effective at June 30, 2004 in ensuring that the required information was disclosed on a timely basis. However, current management has put procedures in place that will ascertain that the timely filing of reports will be attained. Additionally those reports will contain the necessary disclosures to comply with current standards.

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

Date: December 9, 2005

By:      /s/      Kevin D. Johnson
                       Kevin D. Johnson
            Title:  Chief Executive Officer, Chief Financial Officer,
                       and Director