Form 10KSB
period 2004-09-30
SNAP2 CORP
filed 2005-12-20
CIK 1079287

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934
FOR THE FISCAL YEAR ENDED: September 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO ________

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

As of September 30, 2004, and currently, the Registrant has outstanding approximately 48,394,250 shares of common stock ($.001 par value).

Transitional Small Business Disclosure Format (check one):  Yes  [  ]    No  [X]

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB
YEAR ENDED SEPTEMBER 30, 2004

PART I

PART I.

ITEM 1.             DESCRIPTION OF BUSINESS

GENERAL

The Company operates from 2000 101 Plaza Real South, Suite 210, Boca Raton, FL 33436.

BUSINESS OF ISSUER

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

ITEM 2.              DESCRIPTION OF PROPERTIES

As of September 30, 2004 our assets totaled $2,037,918.

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

PART II

ITEM 5.               MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

Market Information

The Company is authorized to issue 50,000,000 shares of its $0.001 par value common stock and 20,000,000 shares of its $0.0001 par value preferred stock.  As of September 30, 2004, the Company had 48,394,250 issued and outstanding shares of common stock.

The Company's common stock is traded on the OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers under the trading symbol "SPTO."  The Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

As of September 30, 2004 the Company had approximately 998 common stock shareholders and one shareholder of its preferred stock and there has been only a limited public market for the Company's common stock.  The following table shows, for the periods indicated, the high and low per share prices of common stock, as reported on the OTC Electronic Bulletin Board. Such prices represent prices between dealers, do not include retail mark-ups, mark downs or conversions and may not represent actual transactions.

Period Ended	High	Low
March 31, 2001	$1.56	$0.46
June 30, 2001	$1.07	$0.35
September 30, 2001	$0.90	$0.40
December 31, 2001	$0.49	$0.17
March 31, 2002	$0.41	$0.20
June 30, 2002	$0.25	$0.09
September 30, 2002	$0.08	$0.03
December 31, 2002	$0.08	$0.03
March 31, 2003	$0.08	$0.03
June 30, 2003	$0.03	$0.10
September 30, 2003	$0.11	$0.01
December 31, 2003	$0.51	$0.11
March 31, 2004	$0.22	$0.07
June 30, 2004	$1.25	$0.10
September 30, 2004	$1.25	$0.35

On September 30, 2004, the closing bid and ask prices of the common stock as reported on the OTC Electronic Bulletin Board were $0.35 and $0.35, respectively.

The prices represented in the quarter ended September 30, 2003 reflect the 1 for 10 stock reversal effectuated September 10, 2003.

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

The condensed consolidated financial statements for the Year Ended September 30, 2003 include reclassifications of the operations of the Company to reflect the disposal of its business, which took effect March 31, 2003.

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

On April 19, 2004 The Company acquired the assets of Call Now America Prepaid LLC in a stock-for-assets acquisition.

The Company has amended its previously issued unaudited financial statements for the year ended September 30, 2003. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has restated its financial statements to take effect for the disposal of its business.

Holders

At September 30, 2004, there were approximately 988 holders of record of the Company's common stock.  As of September 30, 2004, there were approximately 48,394,250 shares outstanding.

Dividends

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

The Company is registered with the SEC as SNAP2 Corporation and is traded on the over-the-counter bulletin board: OTCBB: SPTO.

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

Assets

As of September 30, 2004 our assets were $2,037,918.

Liabilities and Stockholders’ Deficit

Our total liabilities as of September 30, 2004, were $1,321,297.

As of September 30, 2004, total Stockholders’ equity totaled $ 716,621.

Results of Operations

All revenues reported by Snap 2 Corporation are derived from the sale of pre-paid phone cards. Total revenues for the year ended September 30, 2004 and September 30, 2003 (Restated) were $2,116,074 and $0, respectively.

Cost of operations for the year ended September 30, 2004 and September 30, 2003 (Restated) were $2,091,417 (98.8%) and $0, respectively. The increase in gross profit dollars is the direct result of revenue derived from the sale of pre-paid phone cards. There was no revenue for the year ended September 30, 2003.

Gross profit for the year ended September 30, 2004 and September 30, 2003 (Restated) were $24,657 (1.2%) and $0, respectively. The increase in gross profit dollars is the direct result of revenue derived from the sale of pre-paid phone cards. There was no revenue for the year ended September 30, 2003.

Total operating expenses increased to $1,351,480 for the year ended September 30, 2004 and $236,000 for the year ended September 30, 2003 (Restated), respectively, an increase in expenses of $(1,115,480).. The increase in the current period is attributable to expenses incurred to operate the company due to its new product offering, pre-paid phone cards.

The operating loss for the year ended September 30, 2004 was $(1,326,823) compared to $(236,000) for the year ended September 30, 2003 (Restated), an increase of $(1,090,823). As discussed above, the increase primarily consists of increased operating expenses and other expenses.

Total other income (expense) for the year ended September 30, 2004 was $(3,200,000) as compared to $0 for the year ended September 30, 2003 (Restated), an increase in expenses of $(3,200,000). During the year ended September 30, 2004, Snap 2 Corporation recognized the impairment of stock issued. On January 5, 2004, the Company agreed to acquire Digital Marketing Networks, LLC and Ez Direct Marketing, Inc., through a share for share exchange. The fair market value of the common stock on the date of the exchange date was $.10 per share and the 32,000,000 shares were issued on January 5, 2004.

The income from discontinued operations for the year ended September 30, 2004 was $0 as compared to $90,376 for the year ended September 30, 2003 (Restated), a decrease in the income of $(90,376). The income recognized from discontinued operations was a direct result of factors discussed above from reclassifications of the operations of the Company to reflect the disposal of its business, which took effect March 31, 2003.

The loss before provisions for income taxes for the year ended September 30, 2004 was $(4,526,823) compared to $(145,624) for the year ended September 30, 2003 (Restated), an increase of $(4,381,199). As discussed above, the increase primarily consists of increased operating expenses and other expenses.

There was no provision for income taxed for the year ended September 30, 2004 September 30, 2003 (Restated).

Net loss for the year ending September 30, 2004 was $(4,526,823) as compared to net loss of $(145,624) for the year ending September 30, 2003 (Restated). The increase in the net loss of $(4,381,199) was the result of the factors discussed above.

Employees

At September 30, 2004, the Company had no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Registrant, without compensation.  The President anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

Liquidity and Capital Resources

At September 30, 2004, the Company had cash, accounts receivable and inventory of $418,568 and current liabilities of $689,741.

Cash used by operating activities. The Company used $(231,966) in cash for operating activities in the year ended September 30, 2004. This was primarily the result of the cash used to fund the loss from current operating activities.

Cash provided by financing activities. Financing activities in the year ended September 30, 2004 provided a total of $278,188 in cash. This consisted of net proceeds from the issuance of stock and repayment of loan from the Company’s officer.

Going Concern

Our independent registered public accounting firm has stated in their Report included in our annual report on Form 10-KSB/A for the period ended September 30, 2004 that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop the business of Call Now America Prepaid. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Off Balance Sheet Arrangements

As of September 30, 2004, there were no off balance sheet arrangements.

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

The current management has implemented effective controls and procedures as of this time. They have concluded that, as of this date, former management's disclosure controls and procedures were not effective at September 30, 2004 in ensuring that the required information was disclosed on a timely basis. However, current management has put procedures in place that will ascertain that the timely filing of reports will be attained. Additionally those reports will contain the necessary disclosures to comply with current standards.

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

The Company Expects to Incur Operating and Net Losses

The Company has a limited operating history, has incurred significant losses in the past year and, at September 30, 2004, had an accumulated deficit of $(7,334,236) and a stockholders' equity of $716,621.

Volatility of Stock Price

The market price of the Company's common stock is likely to fluctuate in the future. The Company believes that various factors, including quarterly fluctuations in results of operations, announcements of new products or partners by the Company or by its competitors, changes in the business markets in general, or general economic, political and market conditions may significantly affect the market price of its common stock.

ITEM 7.                FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheet at September 30, 2004	F-2

Statements of Operations for the Years Ended September 30, 2004 and 2003	F-3

Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended September 30, 2004 and 2003	F-4

Statements of Cash Flow for the Years Ended September 30, 2004 and 2003	F-5

Notes to the Financial Statements	F-6 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Snap 2 Corporation
Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Snap 2 Corporation (a Nevada Corporation) as of September 30, 2004 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has experienced net losses for the years ended September 30, 2004 and 2003 and prior that has resulted in substantial accumulated deficits. The Company’s financial position and lack of operations raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Snap 2 Corporation as of September 30, 2004 and 2003 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Bagell Josephs & Company, LLC

Bagell Josephs & Company, LLC
Gibbsboro, New Jersey

August 25, 2005

SNAP2 CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,022
Accounts receivable	324,363
Inventory	34,183

Total current assets	418,568

OTHER ASSETS
Goodwill	1,619,350

Total other assets	1,619,350

TOTAL ASSETS	$2,037,918

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$426,553
Note payable	84,000
Stockholder loan	29,188
Liability for stock to be issued	150,000

Total current liabilities	689,741

Long-term Liabilities
Commitments	631,556

Total liabilities	1,321,297

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 20,000,000 shares authorized;
0 shares issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized;
48,394,250 shares issued and outstanding	48,394
Additional paid-in capital	8,002,463
Accumulated deficit	(7,334,236)
Total stockholders' equity (deficit)	716,621

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,037,918

The accompanying notes are an integral part of these consolidated financial statements.

SNAP2 CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003

OPERATING REVENUE	$2,116,074	$-

COST OF OPERATIONS	2,091,417	-

GROSS PROFIT	24,657	-

OPERATING EXPENSES
Consulting fees	1,207,552	230,000
General and administrative	12,026	6,000
Professional	110,500	-
Rent	21,402	-

Total operating expenses	1,351,480	236,000

OPERATING (LOSS)	(1,326,823)	(236,000)

OTHER INCOME (EXPENSE)
Impairment	(3,200,000)	-
Total other (expense)	(3,200,000)	-

(LOSS) BEFORE INCOME TAXES	(4,526,823)	(236,000)
Provision for income taxes	-	-

LOSS FROM CONTINUING OPERATIONS	(4,526,823)	(236,000)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operatons (net)	-	218,925
Gain (loss) on disposal of business	-	(128,549)
Net Income (loss) before provisions income taxes	(4,526,823)	(145,624)

Provision for income taxes	-	-

NET (LOSS)	$(4,526,823)	$(145,624)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic from continuing operations	$(0.03)	$(0.09)
Diluted from continuing operations	$(0.03)	$(0.09)
Basic from discontinued operations	$-	$0.08
Diluted from discontinued operations	$-	$0.08
Basic from disposal	$-	$(0.05)
Diluted from disposal	$-	$(0.05)

WEIGHTED AVERAGE NUMBER OF BASIC	47,090,953	2,694,250
COMMON SHARES OUTSTANDING

WEIGHTED AVERAGE NUMBER OF DILUTED	47,090,953	2,694,250
COMMON SHARES OUTSTANDING

The accompanying notes are an integral part of these consolidated financial statements.

SNAP2 CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - REVISED
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

						(Restated and)
					Additional	(Reclassified)
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficits	Total

Balance, September 30, 2002	-	-	2,694,250	$2,694	$1,474,488	$(2,661,789)	$(1,184,607)

Repricing of fair value options	-	-	-	-	378,675	-	378,675

Issuance of stock for services	-	-	2,300,000	2,300	227,700	-	230,000

Net loss for the year	-	-	-	-	-	(145,624)	(145,624)

Balance September 30, 2003	-	-	4,994,250	4,994	2,080,863	(2,807,413)	(721,556)

Issuance of stock for cash	-	-	100,000	100	99,900	-	100,000

Issuance of stock for services	-	-	8,300,000	8,300	1,036,700	-	1,045,000

Issuance of stock for acquisitions	-	-	35,000,000	35,000	4,785,000	-	4,820,000

Net loss for the year	-	-	-	-	-	(4,526,823)	(4,526,823)

Balance September 30, 2004	-	-	48,394,250	$48,394	$8,002,463	$(7,334,236)	$716,621

The accompanying notes are an integral part of these consolidated financial statements.

SNAP2 CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net income (loss)	$(4,526,823)	$(236,000)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Common stock issued for consulting services	1,045,000	230,000
Impairment	3,200,000	-
Changes in assets and liabilities
Increase in accounts receivable	(316,038)	-
Increase in inventory	(18,743)	-
Increase in accounts payable and accrued liabilities	384,638	6,000
Total adjustments	4,294,857	236,000

Net cash used in operating activities - continuing
operations	(231,966)	-

Discontinued Operations:
Income from discontinued operations	-	90,376
Adjustments to reconcile net cash used in
discontinued operations	-	(106,781)

Net cash used in operating activities - discontinued operations	-	(16,405)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	-	(702)
Net cash used in investing activities	-	(702)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long term debt	-	(30,000)
Proceeds for stock issued	100,000	-
Proceeds for stock subscribed	150,000	-
Officer loan - net	29,188	-
Net cash provided by (used in) financing activities	279,188	(30,000)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	47,222	(47,107)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	12,800	47,107

CASH AND CASH EQUIVALENTS - END OF YEAR	$60,022	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid	$-	$2,583

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Common stock issued for consulting services	$1,045,000	$230,000
Common stock issued for purchase of companies	$3,200,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SNAP 2 CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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

The consolidated financial statements for the Year Ended September 30, 2003 include reclassifications of the operations of the Company to reflect the disposal of its business, which took effect March 31, 2003.

In accordance with the Escrow Agreement, the Company signed an indemnification agreement, indemnifying the Company of any liability with respect to the majority stockholder’s assumption of the debt acquired by him. The Company, however, in accordance with FASB 5 and FIN 45, has elected to recognize a liability on its books due to the guarantee

SNAP 2 CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

NOTE 1 -              NATURE OF BUSINESS (CONTINUED)

imposed that the debt gets paid off. Under FIN 45, the Company recorded the liability at the inception of the guarantee and only will reflect a reduction of the payable, i.e. release from guarantee upon the expiration or settlement of the guarantee, by a systematic and rational amortization method or as the fair value of the guarantee changes.

On January 5, 2004, the Company acquired Digital Marketing Networks, LLC and Ez Direct Marketing, Inc., through a share for share exchange. After acquiring the companies, management determined that it would not be able to utilize the customer lists acquired and as a result fully impaired them.

On April 19th 2004 The Company acquired the assets of Call Now America Prepaid LLC in a stock-for-assets acquisition.

The Company has amended its previously issued unaudited financial statements for the year ended September 30, 2003. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has restated its financial statements to take effect for the disposal of its business.

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents. There were no cash equivalents at September 30, 2004 and 2003.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. There were no uninsured cash balances at September 30, 2004 and 2003.

SNAP 2 CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                (CONTINUED)

Revenue Recognition

The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are rendered and collection is reasonable assured.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carryforwards generated by sustaining deficits during the development stage. The Company lost all prior net operating loss carryforwards prior to September 30, 2003 due to the change in control.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2004	2003
Net loss	$(4,526,823)	$(145,624)
Weighted-average common shares
outstanding (Basic)	47,090,953	2,694,250
Weighted-average common stock
equivalents:
Stock options and warrants	-	-
Weighted-average common shares
outstanding (Diluted)	47,090,953	2,694,250

The company at September 30, 2004 and 2003 had no common stock equivalents.

SNAP 2 CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

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

Advertising

Costs of advertising and marketing are expensed as incurred. There were no advertising or marketing costs for the year ended September 30, 2004 and 2003.

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

Stock-Based Compensation (Continued)

During the Year Ended September 30, 2003, the Company cancelled employee stock options for 475,000 shares of common stock due to employment terminations. Any remaining stock options will be exercisable in conformity with a stock option plan that was approved by a Board of Directors and a majority of the shareholders of the Company on March 15, 2000. Stock options are generally granted at fair value and vest over a four-year period. The plan is more restrictive for any options granted to shareholders owning in excess of ten percent of outstanding common stock. No options were exercised during the period. The Company had outstanding 26,942,500 shares of common stock at

SNAP 2 CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                (CONTINUED)

September 30, 2003 before giving rise to the 1:10 reverse stock split. Upon the disposal of its business, all remaining options were cancelled by new management. No additional options have been issued since then.

NOTE 3 -               STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 50,000,000 common shares and 20,000,000 preferred shares all of a par value of $.001. At September 30, 2004, the Company had 48,494,250 common shares outstanding, and no preferred shares issued and outstanding.

On August 23, 2003, the Company issued 23,000,000 shares of its common stock for services rendered. The fair value of the common stock on the date of the issued shares was $.001 per share, with a value of $23,000.

On September 4, 2003, the Company authorized a 1 for 10 reverse stock split. The post-split shares at September 4, 2003 were 4,994,250.

On January 5, 2004, the Company acquired Digital Marketing Networks, LLC and Ez Direct Marketing, Inc., through a share for share exchange. The fair market value of the common stock on the date of the exchange date was $.10 per share and the 32,000,000 shares were issued on January 5, 2004. After acquiring the companies, management determined that it would not be able to utilize the customer lists acquired and as a result fully impaired them.

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

SNAP 2 CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

NOTE 3 -              STOCKHOLDERS’ DEFICIT (CONTINUED)

On May 20, 2004, the Company issued 100,000 shares for consulting services provided. The fair market value of the common stock on the date of the issuance was $0.45 per share.

NOTE 4 -               LINE OF CREDIT

The Company had a $200,000 line of credit with a bank bearing interest at the bank’s commercial base rate. This line of credit was guaranteed by an officer of the Company. Funds advanced were secured by the Company’s accounts receivable and equipment. The line of credit matured February 10, 2003 at which time the Company repaid all existing amounts due. The line was not renewed.

NOTE 5 -               COMMITTMENTS

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

NOTE 6 -               LONG-TERM DEBT

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

SNAP 2 CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

NOTE 6 -               LONG-TERM DEBT (CONTINUED)

On August 17, 1999, the Company entered into an agreement with the Iowa Department of Economic Development (“IDED”) whereby the Company would receive $100,000 of financial assistance of under the Community Economic Betterment Account (“CEBA”). Under the terms of the agreement, the Company shall pay an annual royalty equal to 1.5% of the prior year total gross revenues to IDED in semi-annual payments each June 1 and December 1, until a repayment amount of $200,000 has been reached. Approximately $66,000 was due under this agreement at September 30, 2004 and 2003. The Company has recorded this liability due to its guarantee on the debt (see Note 5).

NOTE 7 -              GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America which contemplate the realization of assets and liquidation of liabilities in the normal course of business.

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

NOTE 8 -              PROVISION FOR INCOME TAXES

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

SNAP 2 CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

NOTE 8 -               PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2004, deferred tax assets consist of the following:
Net deferred tax assets	$1,830,000
Less: valuation allowance	(1,830,000)
$-0-

At September 30, 2004, the Company had federal net operating loss carryforwards in the approximate amount of $7,334,000, available to offset future taxable income through 2024. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9 -              RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The Company has amended its previously issued unaudited financial statements for the Year Ended September 30, 2003. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has restated its financial statements to take effect for the disposal of its business.

NOTE 10 -            MAJOR CUSTOMERS AND MAJOR SUPPLIERS

In the year ended September 30, 2004 the company collected ten percent of more of its revenues from each of four customers, 36%, 26%, 21% and 15% specifically, and purchased ten percent or more of its goods to be sold from four suppliers, 36%, 26%, 13% and 11% specifically.

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

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS,
                         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held
Kevin D. Johnson	42	President

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

ITEM 11.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth each person known to SNAP2 CORPORATION, as of September 30, 2004, to be a beneficial owner of five percent (5%) or more of SNAP2 CORPORATION common stock, by SNAP2 CORPORATION directors individually. Each person has sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Title of Class	Name of Owner	Shares Beneficially Owned	Percentage of Ownership
Common Common Common Common Common	Kevin D Johnson William O’Keefe Anthony Rick Frank Ormstead David Bowlby	17,000,000 15,000,000 4,000,000 4,000,000 3,000,000	34% 28% 8% 8% 6%

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Common	None	None	0%

ITEM 12.          CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

None.

ITEM 13.             EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

SNAP2 CORPORATION
Dated: December 19, 2005	By:/s/ Kevin D. Johnson Kevin D. Johnson, President