Form 10QSB
period 2004-12-31
SNAP2 CORP
filed 2005-12-20
CIK 1079287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of December 31, 2004, the Registrant has 48,394,250 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes [   ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Condensed Consolidated Balance Sheet as of December 31, 2004;
(b)	Condensed Consolidated Statements of Operations for the three month months ended December 31, 2004 and 2003;
(c)	Condensed Statements of Cash Flow for the three months ended December 31, 2004 and 2003;
(d)	Notes to Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2004 are not necessarily indicative of the results that can be expected for the full year.

SNAP2 CORORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
DECEMBER 31, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$66,641
Accounts receivable	444,838
Inventory	37,612
Other current assets	27,000

Total current assets	576,091

FIXED ASSETS
Equipment	1,463
Less accumulated depreciation	(73)

Total fixed assets	1,390

OTHER ASSETS
Goodwill	1,619,350

Total other assets	1,619,350

TOTAL ASSETS	$2,196,831

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$709,860
Stockholder loan	21,188
Note payable	84,000

Total current liabilities	815,048

Long-term Liabilities
Commitments	631,556

Total liabilities	1,446,604

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 20,000,000 shares authorized;
0 shares issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized;
48,994,250 shares issued and outstanding	48,994
Additional paid-in capital	8,151,863
Accumulated deficit	(7,450,630)
Total stockholders' equity (deficit)	750,227

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,196,831

The accompanying notes are an integral part of these condensed financial statements.

SNAP2 CORORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
		(restated)

OPERATING REVENUE	$2,971,308	$-

COST OF OPERATIONS	2,944,441	-

GROSS PROFIT	26,867	-

OPERATING EXPENSES
Consulting fees	113,512	-
Depreciation	73	-
General and administrative	19,461	-
Rent	10,215	-

Total operating expenses	143,261	-

LOSS BEFORE INCOME TAXES	(116,394)	-
Provision for income taxes	-	-

LOSS FROM CONTINUING OPERATIONS	(116,394)	-

Net loss before provisions income taxes	(116,394)	-

Provision for income taxes	-	-

NET LOSS	$(116,394)	$-

BASIC AND DILUTED LOSS PER SHARE
Basic from continuing operations	$-	$-
Diluted from continuing operations	$-	$-

WEIGHTED AVERAGE NUMBER OF BASIC	48,909,467	4,994,250
COMMON SHARES OUTSTANDING

WEIGHTED AVERAGE NUMBER OF DILUTED	48,909,467	4,994,250
COMMON SHARES OUTSTANDING

The accompanying notes are an integral part of these condensed financial statements.

SNAP2 CORORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
		(restated)
CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net loss	$(116,394)	$-
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	73	-
Changes in assets and liabilities
Increase in accounts receivable	(120,475)	-
Increase in inventory	(3,429)	-
Increase in accounts payable and accrued liabilities	369,247	-
Total adjustments	245,416	-

Net cash provided by operations	129,022	-

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,463)	-
Net cash used in investing activities	(1,463)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Officer loan - net	(8,000)	-
Short term borrowings - net	(27,000)	-
Net cash used in financing activities	(35,000)	-

NET INCREASE IN
CASH AND CASH EQUIVALENTS	92,559	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	60,022	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$152,581	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Common stock issued for stock subscriptions	$150,000	$-
Common stock issued for services	$-	$-
Common stock issued for purchase of companies	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1 -              NATURE OF BUSINESS

The condensed consolidated unaudited interim financial statements included herein have been prepared by Snap 2 Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2004 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
DECEMBER 31, 2004 AND 2003

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

On April 19, 2004, the Company acquired the assets of Call Now America Prepaid LLC in a stock-for-assets-acquisition.

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
DECEMBER 31, 2004 AND 2003

NOTE 2-              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents. There were no cash equivalents at December 31, 2004 and 2003.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. There were no uninsured cash balances at December 31, 2004 and 2003.

Revenue Recognition

The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are rendered and collection is reasonable assured.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carryforwards generated by sustaining deficits during the development stage. The Company lost all prior net operating loss carryforwards prior to December 31, 2003 due to the change in control.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

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

The following is a reconciliation of the computation for basic and diluted EPS:
	December 31,	December 31,
	2004	2003

Net Income (loss)	$(116,394)	$-

Weighted-average common shares
outstanding (Basic)	48,909,467	4,994,250

Weighted-average common stock
equivalents:
Stock options and warrants	-	-

Weighted-average common shares
outstanding (Diluted)	48,909,467	4,994,250

The company at December 31, 2004 and 2003 had no common stock equivalents.

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

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                               (CONTINUED)

Advertising

Costs of advertising and marketing are expensed as incurred. There were no advertising or marketing costs for the three months ended December 31, 2004 and 2003.

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

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No.17, Intangible Assets. The statement addresses how intangible assets that are acquired are accounted for as well as the accounting for them after the initial recognized treatment. The company in January 2004 acquired various customer lists and assets from Digital Marketing Networks, LLC and EZ Direct Marketing, Inc. that they have impaired because they are not being utilized of $3,200,000. The company in May 2004 went in another direction and Acquired the assets of Call Now America prepaid Company, LLC that are being utilized and have recorded the corresponding goodwill of $1,619,350. The company will test for the impairment annually.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 3-               STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 50,000,000 common shares and 20,000,000 preferred shares all of a par value of $.001. At December 31, 2004, the Company had 48,994,250 common shares outstanding, and no preferred shares issued and outstanding.

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

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 3-                STOCKHOLDERS’ DEFICIT (CONTINUED)

On May 20, 2004, the Company issued 100,000 shares for consulting services provided. The fair market value of the common stock on the date of the issuance was $0.45 per share.

On October 14, 2004, the Company issued 600,000 shares for cash. The fair market value of the common stock on the date of the issuance was $0.35 per share.

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

NOTE 6-                LONG-TERM DEBT

On June 20, 1999, the Company entered into a promissory note with a related party of the Company’s president whereby $135,000 was borrowed by the Company. The note bears interest at 9% per annum on the unpaid principal balance. Under the terms of the note, principal payments of $10,385 along with interest are due in quarterly installments beginning

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 6-                LONG-TERM DEBT (CONTINUED)

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

On August 17, 1999, the Company entered into an agreement with the Iowa Department of Economic Development (“IDED”) whereby the Company would receive $100,000 of financial assistance of under the Community Economic Betterment Account (“CEBA”). Under the terms of the agreement, the Company shall pay an annual royalty equal to 1.5% of the prior year total gross revenues to IDED in semi-annual payments each June 1 and December 1, until a repayment amount of $200,000 has been reached. Approximately $66,000 was due under this agreement at December 31, 2004 and 2003. The Company has recorded this liability due to its guarantee on the debt (see Note 5).

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
DECEMBER 31, 2004 AND 2003

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

At December 31, 2004, deferred tax assets consist of the following:
Net deferred tax assets	$1,860,000
Less: valuation allowance	(1,860,000)
$-0-

At December 31, 2004, the Company had federal net operating loss carryforwards in the approximate amount of $7,450,000, available to offset future taxable income through 2024. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

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

NOTE 10-             MAJOR CUSTOMERS AND MAJOR SUPPLIERS

In the three months ended December 31, 2004 the company collected ten percent of more of its revenues from each of three customers, 57%, 24% and 11% specifically, and purchased ten percent or more of its goods to be sold from three suppliers, 58%, 15% and 11% specifically.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

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

Restatement of Prior Issued Financial Statements

The Company has amended its previously issued unaudited financial statements for the three months ended December 31, 2004. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has restated its financial statements to take effect for the disposal of its business

General

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

Assets

As of December 31, 2004 our assets were $2,196,831.

Liabilities and Stockholders’ Deficit

Our total liabilities as of December 31, 2004, were $1,446,604.

As of December 31, 2004, total Stockholders’ equity totaled $750,227.

Results of Operations

All revenues reported by Snap 2 Corporation are derived from the sale of pre-paid phone cards. Total revenues for the three months ended December 31, 2004 and December 31, 2003 (Restated) were $2,971,308 and $0, respectively. There was no revenue for the three months ended December 31, 2003.

Cost of operations for the three months ended December 31, 2004 and December 31, 2003 (Restated) were $2,944,441 (99.1%) and $0, respectively. The increase in gross cost of operations is the direct result of revenue derived from the sale of pre-paid phone cards. There was no cost of operations for the three months ended December 31, 2003.

Gross profit for the three months ended December 31, 2004 and December 31, 2003 (Restated) were $26,867 (0.9%) and $0, respectively. The increase in gross profit dollars is the direct result of revenue derived from the sale of pre-paid phone cards. There was no gross profit for the nine months ended December 31, 2003.

Total operating expenses increased to $143,261 for the three months ended December 31, 2004 and $0 for the three months ended December 31, 2003 (Restated), respectively. The increase in the current period is attributable to expenses incurred to operate the company due to its new product offering, pre-paid phone cards.

The loss from continuing operations before income taxes for the three months ended December 31, 2004 was $(116,394) compared to $0 for the three months ended December 31, 2003 (Restated), an increase of $(116,394). As discussed above, the increase primarily consists of increased operating expenses.

Net loss for the three months ending December 31, 2004 was $(116,394) as compared to net income of $0 for the three months ending December 31, 2003 (Restated). The increase in the net loss of $(116,394) was the result of the factors discussed above.

Employees

At December 31, 2004, the Company had no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Registrant, without compensation.  The President anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

Liquidity and Capital Resources

At December 31, 2004, the Company had cash, accounts receivable and inventory of $549,091 and current liabilities of $815,048.

Cash provided by operating activities. Operating activities for the three months ended December 31, 2004 provided a total of $129,022 in cash. This consisted of the increase in net receivables and payables,

Cash used by investing activities. The Company used $(1,463) in cash for investing activities in the three months ended December 31, 2004. This consisted of the use of proceeds for capital expenditures.

Cash used by financing activities. The Company used $(35,000) in cash for financing activities for the three months ended December 31, 2004. This consisted of payments from the issuance of stock and repayment of loan from the Company’s officer.

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

Off Balance Sheet Arrangements

As of December 31, 2004, there were no off balance sheet arrangements.

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

The current management has implemented effective controls and procedures as of this time. They have concluded that, as of this date, former management's disclosure controls and procedures were not effective at December 31, 2004 in ensuring that the required information was disclosed on a timely basis. However, current management has put procedures in place that will ascertain that the timely filing of reports will be attained. Additionally those reports will contain the necessary disclosures to comply with current standards.

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