Form 10QSB
period 2005-03-31
SNAP2 CORP
filed 2005-12-29
CIK 1079287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of March 31, 2005 the Registrant has 48,994,250 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes [   ] No [X]

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Condensed Consolidated Balance Sheet as of March 31, 2005;
(b)	Condensed Consolidated Statements of Operations for the six and three months ended March 31, 2005 and 2004;
(c)	Condensed Statements of Cash Flow for the six and three months ended March 31, 2005 and 2005;
(d)	Notes to Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

SNAP2 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,358
Accounts receivable	551,806
Inventory	35,217
Stockholder loan	12,821

Total current assets	606,202

FIXED ASSETS
Equipment	1,463
Less accumulated depreciation	(146)

Total fixed assets	1,317

OTHER ASSETS
Goodwill	1,619,350

Total other assets	1,619,350

TOTAL ASSETS	$2,226,869

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$815,923
Note payable	84,000
Loans payable	88,000

Total current liabilities	987,923

Long-term Liabilities
Commitments	631,556

Total liabilities	1,619,479

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 20,000,000 shares authorized;
0 shares issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized;
48,994,250 shares issued and outstanding	48,994
Additional paid-in capital	8,151,313
Accumulated deficit	(7,592,917)
Total stockholders' equity (deficit)	607,390

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,226,869

The accompanying notes are an integral part of these consolidated financial statements.

SNAP2 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2005 AND 2004
	SIX MONTHS ENDED		THREE MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004

OPERATING REVENUE	$5,646,327	$-	$2,675,019	$-

COST OF OPERATIONS	5,578,454	-	2,634,013	-

GROSS PROFIT	67,873	-	41,006	-

OPERATING EXPENSES
Consulting fees	243,446	840,000	129,934	840,000
General and administrative	27,402	80	12,866	80
Insurance	12,000	-	12,000	-
Professional	52,650	-	47,650	-
Rent	20,373	-	10,158	-
Total operating expenses	355,871	840,080	212,608	840,080

OPERATING LOSS	(287,998)	(840,080)	(171,602)	(840,080)

OTHER EXPENSE
Impairment	-	(3,200,000)	-	(3,200,000)
Total other expense	-	(3,200,000)	-	(3,200,000)

LOSS BEFORE INCOME TAXES	(287,998)	(4,040,080)	(171,602)	(4,040,080)
Provision for income taxes	-	-	-	-

NET LOSS	$(287,998)	$(4,040,080)	$(171,602)	$(4,040,080)

BASIC AND DILUTED LOSS PER SHARE
Basic from continuing operations	$(0.01)	$(0.02)	$(0.00)	$(0.02)
Diluted from continuing operations	$(0.01)	$(0.02)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF BASIC	48,907,467	43,261,283	48,907,467	43,261,283
COMMON SHARES OUTSTANDING

WEIGHTED AVERAGE NUMBER OF DILUTED	48,907,467	43,261,283	48,907,467	43,261,283
COMMON SHARES OUTSTANDING

The accompanying notes are an integral part of these consolidated financial statements.

SNAP2 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2005 AND 2004
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net loss	$(287,998)	$(4,040,080)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	146	-
Common stock issued for services	-	810,000
Impairment	-	3,200,000
Changes in assets and liabilities
Increase in accounts receivable	(227,443)	-
Increase in inventory	(1,034)	-
Increase in accounts payable and accrued liabilities	389,370	25,000
Total adjustments	161,039	4,035,000

Net cash used in operations	(126,959)	(5,080)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,463)	-
Net cash used in investing activities	(1,463)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts borrowed from (loaned to) officer - net	(13,242)	12,100
Short term borrowings - net	88,000	-
Net cash provided by financing activities	74,758	12,100

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(53,664)	7,020

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	60,022	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,358	$7,020

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Common stock issued for stock subscriptions	$150,000	$-
Common stock issued for services	$-	$810,000
Common stock issued for purchase of companies	$-	$3,200,000

The accompanying notes are an integral part of these consolidated financial statements.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

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
MARCH 31, 2005 AND 2004

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

On April 19, 2004, the Company acquired the assets of Call Now America Prepaid LLC in a stock-for-assets-acquisition.

The Company has amended its previously issued unaudited financial statements for the six months ended March 31, 2005. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has restated its financial statements to take effect for the disposal of its business.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents. There were no cash equivalents at March 31, 2005 and 2004.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. There were no uninsured cash balances at March 31, 2005 and 2004.

Revenue Recognition

The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are rendered and collection is reasonable assured.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carryforwards generated by sustaining deficits during the development stage. The Company lost all prior net operating loss carryforwards prior to March 31, 2004 due to the change in control.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

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

The following is a reconciliation of the computation for basic and diluted EPS:
	March 31,	March 31,
	2005	2004
Net Income (loss)	$(287,998)	$(4,040,080)

Weighted-average common shares
outstanding (Basic)	48,909,467	43,261,283

Weighted-average common stock equivalents:
Stock options and warrants	-	-

Weighted-average common shares
outstanding (Diluted)	48,909,467	43,261,283

The company at March 31, 2005 and 2004 had no common stock equivalents.

Property and Equipment

All property and equipment was recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. The Company disposed of its assets on June 30, 2003.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Advertising

Costs of advertising and marketing are expensed as incurred. There were no advertising or marketing costs for the six months ended March 31, 2005 and 2004.

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
MARCH 31, 2005 AND 2004

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
MARCH 31, 2005 AND 2004

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
MARCH 31, 2005 AND 2004

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

On August 17, 1999, the Company entered into an agreement with the Iowa Department of Economic Development (“IDED”) whereby the Company would receive $100,000 of financial assistance of under the Community Economic Betterment Account (“CEBA”). Under the terms of the agreement, the Company shall pay an annual royalty equal to 1.5% of the prior year total gross revenues to IDED in semi-annual payments each June 1 and December 1, until a repayment amount of $200,000 has been reached. Approximately $66,000 was due under this agreement at December 31, 2003. The Company has recorded this liability due to its guarantee on the debt (see Note 5).

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
MARCH 31, 2005 AND 2004

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

At March 31, 2005, deferred tax assets consist of the following:

Net deferred tax assets	$1,910,000
Less: valuation allowance	(1,910,000)
-0-

At March 31, 2005, the Company had federal net operating loss carryforwards in the approximate amount of $7,622,000, available to offset future taxable income through 2025. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-                MAJOR CUSTOMERS AND MAJOR SUPPLIERS

In the three months ended March 31, 2005 the company collected ten percent of more of its revenues from each of three customers, 53%, 26% and 12% specifically, and purchased ten percent or more of its goods to be sold from four suppliers, 54%, 13%, 13% and 12% specifically. In the six months ended March 31, 2005 the company collected ten percent of more of its revenues from each of three customers, 56%, 25% and 11% specifically, and purchased ten percent or more of its goods to be sold from four suppliers, 56%, 14%, 11% and 11% specifically.

NOTE 10-              SUBSEQUENT EVENTS

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

Operations

The Company operates from 101 Plaza Real South, Suite 210, Boca Raton, FL 33432.

Products

Prior to March 31, 2004 the Company marketed software applications for the in flight entertainment and interactive television markets. On March 31, 2004 the Company discontinued marketing of its applications for the in flight entertainment and interactive television markets and discontinued its operations. As of this time the Company’s primary product is pre-paid phone cards.

Assets

As of March 31, 2005 our assets were $2,226,869.

Liabilities and Stockholders’ Deficit

Our total liabilities as of March 31, 2005, were $1,619,479.

As of March 31, 2005, total Stockholders’ equity totaled $607,390.

Results of Operations - Six Months Ended March 31, 2005

All revenues reported by Snap 2 Corporation are derived from the sale of pre-paid phone cards. Total revenues for the six months ended March 31, 2005 and March 31, 2004 were $5,646,327 and $0, respectively. There was no revenue for the six months ended March 31, 2004.

Cost of operations for the six months ended March 31, 2005 and March 31, 2004 were $5,578,454 (98.8%) and $0, respectively. The increase in gross cost of operations is the direct result of revenue derived from the sale of pre-paid phone cards. There was no cost of operations for the six months ended March 31, 2004.

Gross profit for the six months ended March 31, 2005 and March 31, 2004 were $67,873 (1.2%) and $0, respectively. The increase in gross profit dollars is the direct result of revenue derived from the sale of pre-paid phone cards. There was no gross profit for the six months ended March 31, 2004.

Total operating expenses for the six months ended March 31, 2005 and March 31, 2004 were $355,871 and $840,080, respectively. The decrease of $484,209 in the current period is attributable to expenses incurred to operate the company due to its new product offering, pre-paid phone cards.

The operating loss for the six months ended March 31, 2005 was $(287,998) compared to $(840,080) for the six months ended March 31, 2004, a decrease of $552,082. As discussed above, the decrease primarily consists of increased revenue and decreased operating expenses.

Total other income (expense) for the six months ended March 31, 2005 was $0 as compared to $(3,200,000) for the six months ended March 31, 2004, a decrease in other expenses of $3,200,000. During the six months ended March 31, 2004, Snap 2 Corporation recognized the impairment of stock issued. On January 5, 2004, the Company agreed to acquire Digital Marketing Networks, LLC and Ez Direct Marketing, Inc., through a share for share exchange. The fair market value of the common stock on the date of the exchange date was $.10 per share and the 32,000,000 shares were issued on January 5, 2004.

The loss before provisions for income taxes for the six months ended March 31, 2005 was $(287,998) compared to $(4,040,080) for the six months ended March 31, 2004, a decrease of $3,752,082. As discussed above, the decrease primarily consists of increased revenue and decreased operating expenses.

There was no provision for income taxes for the six months ended March 31, 2005 and March 31, 2004.

Net loss for the six months ended March 31, 2005 was $(287,998) compared to $(4,040,080) for the six months ended March 31, 2004, a decrease of $3,752,082. The decrease in the net loss was the result of the factors discussed above.

Results of Operations - Three Months Ended March 31, 2005

All revenues reported by Snap 2 Corporation are derived from the sale of pre-paid phone cards. Total revenues for the three months ended March 31, 2005 and March 31, 2004 were $2,675,019 and $0, respectively. There was no revenue for the three months ended March 31, 2004.

Cost of operations for the three months ended March 31, 2005 and March 31, 2004 were $2,634,013 (98.5%) and $0, respectively. The increase in gross cost of operations is the direct result of revenue derived from the sale of pre-paid phone cards. There was no cost of operations for the three months ended March 31, 2004.

Gross profit for the six months ended March 31, 2005 and March 31, 2004 were $41,006 (1.5%) and $0, respectively. The increase in gross profit dollars is the direct result of revenue derived from the sale of pre-paid phone cards. There was no gross profit for the six months ended March 31, 2004.

Total operating expenses for the three months ended March 31, 2005 and March 31, 2004 were $212,608 and $840,080, respectively. The decrease of $627,472 in the current period is attributable to expenses incurred to operate the company due to its new product offering, pre-paid phone cards.

The operating loss for the three months ended March 31, 2005 was $(171,602) compared to $(840,080) for the three months ended March 31, 2004, a decrease of $668,478. As discussed above, the decrease primarily consists of increased revenue and decreased operating expenses.

Total other income (expense) for the three months ended March 31, 2005 was $0 as compared to $(3,200,000) for the three months ended March 31, 2004, a decrease in other expenses of $3,200,000. During the three months ended March 31, 2004, Snap 2 Corporation recognized the impairment of stock issued. On January 5, 2004, the Company agreed to acquire Digital Marketing Networks, LLC and Ez Direct Marketing, Inc., through a share for share exchange. The fair market value of the common stock on the date of the exchange date was $.10 per share and the 32,000,000 shares were issued on January 5, 2004.

The loss before provisions for income taxes for the three months ended March 31, 2005 was $(171,602) compared to $(4,040,080) for the three months ended March 31, 2004, a decrease of $3,868,478. As discussed above, the decrease primarily consists of increased revenue and decreased operating expenses.

There was no provision for income taxes for the six months ended March 31, 2005 and March 31, 2004.

Net loss for the three months ended March 31, 2005 was $(171,602) compared to $(4,040,080) for the three months ended March 31, 2004, a decrease of $3,868,478. The decrease in the net loss was the result of the factors discussed above.

Employees

At March 31, 2005, the Company had no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Registrant, without compensation.  The President anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

Liquidity and Capital Resources

At March 31, 2005, the Company had cash, accounts receivable and inventory of $606,202 and current liabilities of $987,823.

Cash used by operating activities. The Company used $(126,959) in cash for operating activities for the six months ended March 31, 2005. This consisted of cash flows provided by the net loss generated for six months and the decrease in net receivables and increase in net payables.

Cash used by investing activities. The Company used $(1,463) in cash for investing activities in the six months ended March 31, 2005. This consisted of the use of proceeds for capital expenditures.

Cash provided by financing activities. The Company provided $74,758 in cash for financing activities for the six months ended March 31, 2005. This consisted of proceeds from short term borrowings and payments to the Company’s officer.

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

Off Balance Sheet Arrangements

As of March 31, 2005, there were no off balance sheet arrangements.

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

Date:   December 29, 2005

By:/s/   Kevin D. Johnson
              Kevin D. Johnson
Title:     Chief Executive Officer, Chief Financial Officer,
              and Director