Form 10QSB
period 2005-06-30
SNAP2 CORP
filed 2005-12-29
CIK 1079287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of June 30, 2005 the Registrant has 48,994,250 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes [   ] No [X]

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Condensed Consolidated Balance Sheet as of June 30, 2005;
(b)	Condensed Consolidated Statements of Operations for the nine and three months ended June 30, 2005 and 2004;
(c)	Condensed Statements of Cash Flow for the nine and three months ended June 30, 2005 and 2005;
(d)	Notes to Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

SNAP2 CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38,413
Accounts receivable	263,765
Inventory	19,474

Total current assets	321,652

FIXED ASSETS
Equipment	1,463
Less accumulated depreciation	(219)

Total fixed assets	1,244

OTHER ASSETS
Goodwill	1,619,350

Total other assets	1,619,350

TOTAL ASSETS	$1,942,246

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$512,777
Stockholder loan	11,446
Note payable	84,000
Loans payable	359,450

Total current liabilities	967,673

Long-term Liabilities
Commitments	631,556

Total liabilities	1,599,229

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 20,000,000 shares authorized;
0 shares issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized;
48,994,250 shares issued and outstanding	48,994
Additional paid-in capital	8,151,863
Accumulated deficit	(7,857,840)
Total stockholders' equity (deficit)	343,017

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,942,246

The accompanying notes are an integral part of these consolidated financial statements.

SNAP2 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2005

	NINE MONTHS ENDED		THREE MONTHS ENDED
	June 30	June 30	June 30	June 30
	2005	2004	2005	2004

OPERATING REVENUE	$6,635,662	$440,935	$989,335	$440,935

COST OF OPERATIONS	6,537,051	433,770	958,597	433,770

GROSS PROFIT	98,611	7,165	30,738	7,165

OPERATING EXPENSES
Consulting fees	351,918	1,127,300	108,472	287,300
General and administrative	70,572	2,645	43,171	2,566
Insurance	12,000	-	-	-
Professional	143,875	-	91,225	-
Rent	43,850	18,500	23,477	18,500

Total operating expenses	622,215	1,148,445	266,345	308,366

OPERATING LOSS	(523,604)	(1,141,280)	(235,607)	(301,201)

OTHER EXPENSE
Impairment	-	(3,200,000)	-	-
Total other expense	-	(3,200,000)	-	-

LOSS BEFORE INCOME TAXES	(523,604)	(4,341,280)	(235,607)	(301,201)
Provision for income taxes	-	-	-	-

NET LOSS	$(523,604)	$(4,341,280)	$(235,607)	$(301,201)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic from continuing operations	$(0.01)	$(0.02)	$(0.00)	$(0.01)
Diluted from continuing operations	$(0.01)	$(0.02)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC	48,907,467	47,090,953	48,907,467	47,090,953
COMMON SHARES OUTSTANDING

WEIGHTED AVERAGE NUMBER OF DILUTED	48,907,467	47,090,953	48,907,467	47,090,953
COMMON SHARES OUTSTANDING

The accompanying notes are an integral part of these consolidated financial statements.

SNAP2 CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2005

	2005	2004

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net loss	$(523,604)	$(4,341,280)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	219	-
Common stock issued for services	-	1,045,000
Impairment	-	3,200,000
Changes in assets and liabilities
(Increase) decrease in accounts receivable	60,598	(112,142)
(Increase) decrease in inventory	14,709	(14,555)
Inccrease in accounts payable and accrued liabilities	86,224	120,836
Total adjustments	161,750	4,239,139

Net cash used in operations	(361,854)	(102,141)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,463)	-
Net cash used in investing activities	(1,463)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock	-	100,000
Amounts loaned to officer - net	(17,742)	(6,133)
Short term borrowings - net	359,450	-
Net cash provided by financing activities	341,708	93,867

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,609)	(8,274)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	60,022	12,800

CASH AND CASH EQUIVALENTS - END OF PERIOD	$38,413	$4,526

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Common stock issued for stock subscriptions	$150,000	$-
Common stock issued for services	$-	$1,045,000
Common stock issued for purchase of companies	$-	$3,200,000

The accompanying notes are an integral part of these consolidated financial statements.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

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
JUNE 30, 2005 AND 2004

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

On April 19th 2004 The Company acquired the assets of Call Now America Prepaid LLC in a stock-for-assets acquisition.

The Company has amended its previously issued unaudited financial statements for the nine months ended June 30, 2004. The Company did not have an independent review of its financial statements by an independent certified public accountant. Additionally, the Company has restated its financial statements to take effect for the disposal of its business.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents. There were no cash equivalents at June 30, 2005 and 2004.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. There were no uninsured cash balances at June 30, 2005 and 2004.

Revenue Recognition

The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are rendered and collection is reasonable assured.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carryforwards generated by sustaining deficits during the development stage. The Company lost all prior net operating loss carryforwards prior to June 30, 2004 due to the change in control.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2005	2004
Net Income (loss)	$(523,604)	$(4,341,280)

Weighted-average common shares
outstanding (Basic)	48,909,467	47,090,953

Weighted-average common stock
equivalents:
Stock options and warrants	-	-

Weighted-average common shares
outstanding (Diluted)	48,909,467	47,090,953
The company at June 30, 2005 and 2004 had no common stock equivalents.

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
JUNE 30, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                (CONTINUED)

Advertising

Costs of advertising and marketing are expensed as incurred. There were no advertising or marketing costs for the nine months ended June 30, 2005 and 2004.

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

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 3-                STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 50,000,000 common shares and 20,000,000 preferred shares all of a par value of $.001. At June 30, 2005, the Company had 48,994,250 common shares outstanding, and no preferred shares issued and outstanding.

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
JUNE 30, 2005 AND 2004

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
JUNE 30, 2005 AND 2004

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

On August 17, 1999, the Company entered into an agreement with the Iowa Department of Economic Development (“IDED”) whereby the Company would receive $100,000 of financial assistance of under the Community Economic Betterment Account (“CEBA”). Under the terms of the agreement, the Company shall pay an annual royalty equal to 1.5% of the prior year total gross revenues to IDED in semi-annual payments each June 1 and December 1, until a repayment amount of $200,000 has been reached. Approximately $66,000 was due under this agreement at June 30 2005 and 2004. The Company has recorded this liability due to its guarantee on the debt (see Note 5).

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

There is substantial doubt about the Company’s ability to continue as a going concern without the implementation of a business plan that includes a plan to raise working capital needed to fund operations.

Management’s plans with respect to the Company’s future involve working with a newly formed Board of Directors that consists of responsible and experienced directors, and establishing and implementing a business plan that will enable the company to grow and support its operations and working capital needs.

SNAP 2 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

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

At June 30, 2005 deferred tax assets consist of the following:
Net deferred tax assets	$1,960,000
Less: valuation allowance	(1,960,000)
$-0-

At June 30, 2005, the Company had federal net operating loss carryforwards in the approximate amounts of $7,858,000, available to offset future taxable income through 2025. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-                MAJOR CUSTOMERS AND MAJOR SUPPLIERS

In the three months ended June 30, 2005 the company collected ten percent of more of its revenues from each of three customers, 58%, 24% and 18% specifically, and purchased ten percent or more of its goods to be sold from four suppliers, 31%, 25%, 23% and 14% specifically. In the nine months ended June 30, 2005 the company collected ten percent of more of its revenues from each of four customers, 47%, 30%, 13% and 10% specifically, and purchased ten percent or more of its goods to be sold from four suppliers, 48%, 16%, 13% and 13% specifically.

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

Assets

As of June 30, 2005 our assets were $1,942,246.

Liabilities and Stockholders’ Deficit

Our total liabilities as of June 30, 2005, were $1,599,229.

As of June 30, 2005, total Stockholders’ equity totaled $343,017.

Results of Operations - Nine Months Ended June 30, 2005

All revenues reported by Snap 2 Corporation are derived from the sale of pre-paid phone cards. Total revenues for the nine months ended June 30, 2005 and June 30, 2004 were $6,635,662 and $440,935, respectively. The increase in revenue of $6,194,727 was the direct result of revenue derived from the sale of pre-paid phone cards.

Cost of operations for the nine months ended June 30, 2005 and June 30, 2004 were $6,537,051 (98.5%) and $443,770 (98.4%), respectively. The increase in gross cost of operations of $6,093,281 was the direct result of revenue derived from the sale of pre-paid phone cards.

Gross profit for the nine months ended June 30, 2005 and June 30, 2004 were $98,611 (1.5%) and $7,165 (1.6%), respectively. The increase in gross profit dollars of $91,446 is the direct result of revenue derived from the sale of pre-paid phone cards.

Total operating expenses for the nine months ended June 30, 2005 and June 30, 2004 were $622,215 and $1,148,445, respectively. The decrease of $526,230 in the current period is attributable to expenses incurred to operate the company due to its new product offering, pre-paid phone cards.

The operating loss for the nine months ended June 30, 2005 was $(523,604) compared to $(1,141,280) for the nine months ended June 30, 2004, a decrease of $617,676. As discussed above, the decrease primarily consists of increased revenue and decreased operating expenses.

Total other income (expense) for the nine months ended June 30, 2005 was $0 as compared to $(3,200,000) for the nine months ended June 30, 2004, a decrease in other expenses of $3,200,000. During the nine months ended June 30, 2004, Snap 2 Corporation recognized the impairment of stock issued. On January 5, 2004, the Company agreed to acquire Digital Marketing Networks, LLC and Ez Direct Marketing, Inc., through a share for share exchange. The fair market value of the common stock on the date of the exchange date was $.10 per share and the 32,000,000 shares were issued on January 5, 2004.

The loss before provisions for income taxes for the nine months ended June 30, 2005 was $(523,604) compared to $(4,341,280) for the nine months ended June 30, 2004, a decrease of $3,817,676 As discussed above, the decrease primarily consists of increased revenue and decreased operating expenses.

There was no provision for income taxes for the nine months ended June 30, 2005 and June 30, 2004.

Net loss for the nine months ended June 30, 2005 was $(523,604) compared to $(4,341,280) for the nine months ended June 30, 2004, a decrease of $3,817,676.  As discussed above, the decrease primarily consists of increased revenue and decreased operating expenses.

Results of Operations - Three Months Ended June 30, 2005

All revenues reported by Snap 2 Corporation are derived from the sale of pre-paid phone cards. Total revenues for the three months ended June 30, 2005 and June 30, 2004 were $989,335 and $440,935, respectively. The increase in revenue of $548,400 was the direct result of revenue derived from the sale of pre-paid phone cards.

Cost of operations for the three months ended June 30, 2005 and June 30, 2004 were $958,597 (96.9%) and $433,770 (98.4%), respectively. The increase in gross cost of operations of $524,827 was the direct result of revenue derived from the sale of pre-paid phone cards.

Gross profit for the three months ended June 30, 2005 and June 30, 2004 were $30,738 (3.1%) and $7,165 (1.6%), respectively. The increase in gross profit dollars of $23,573 is the direct result of revenue derived from the sale of pre-paid phone cards.

Total operating expenses for the three months ended June 30, 2005 and June 30, 2004 were $266,345 and $308,366, respectively. The decrease of $42,021 in the current period is attributable to expenses incurred to operate the company due to its new product offering, pre-paid phone cards.

The operating loss for the three months ended June 30, 2005 was $(235,607) compared to $(301,201) for the three months ended June 30, 2004, a decrease of $65,594. As discussed above, the decrease primarily consists of increased revenue and decreased operating expenses.

There was no provision for income taxes for the six months ended June 30, 2005 and June 30, 2004.

Net loss for the three months ended June 30, 2005 was $(235,607) compared to $(301,201) for the three months ended June 30, 2004, a decrease of $65,594. As discussed above, the decrease primarily consists of increased revenue and decreased operating expenses.

Employees

At June 30, 2005, the Company had no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Registrant, without compensation.  The President anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

Liquidity and Capital Resources

At June 30, 2005, the Company had cash, accounts receivable and inventory of $321,652 and current liabilities of $967,673.

Cash used by operating activities. The Company used $(361,854) in cash for operating activities for the nine months ended June 30, 2005. This consisted of cash flows provided by the net loss generated for nine months and the decrease in net receivables and increase in net payables.

Cash used by investing activities. The Company used $(1,463) in cash for investing activities in the nine months ended June 30, 2005. This consisted of the use of proceeds for capital expenditures.

Cash provided by financing activities. The Company provided $341,708 in cash for financing activities for the nine months ended June 30, 2005. This consisted of proceeds from short term borrowings and payments to the Company’s officer.

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

Off Balance Sheet Arrangements

As of June 30, 2005, there were no off balance sheet arrangements.

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

Date:   December 27, 2005

By:/s/      Kevin D. Johnson
                 Kevin D. Johnson
Title:        Chief Executive Officer, Chief Financial Officer,
                 and Director